Form 10-K
period 2020-12-31
Software Acquisition Group Inc. II
filed 2021-03-16
CIK 1816048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39514

SOFTWARE ACQUISITION GROUP INC. II

(Exact name of registrant as specified in its charter)

Delaware	85-1525734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1980 Festival Plaza Drive, Ste. 300 Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 310-991-4982

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	SAIIU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	SAII	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	SAIIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Capital Market on September 15, 2020 and the registrant’s Class A common stock and redeemable warrant began trading on The Nasdaq Capital Market on October 6, 2020. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the unit on December 31, 2020, as reported on the Nasdaq Capital Market, was $183,712,500. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2021, there were 17,250,000 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including the Otonomo Business Combination (as defined herein);

●	our expectations around the performance of the prospective target business or businesses, including Otonomo (as defined herein);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses in the software industry;

●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ liquidity and trading;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Additionally, our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations.

Unless otherwise stated in this report, or the context otherwise requires, references to:

●	“Business Combination Agreement” are to the Business Combination Agreement, dated January 31, 2021, by and among the Company, Otonomo and Merger Sub;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“Merger Sub” are to Butterbur Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Otonomo

●	“Otonomo” are to Otonomo Technologies Ltd., a company organized under the laws of the State of Israel;

●	“Otonomo Business Combination” are to the transactions contemplated by the Business Combination Agreement;

●	“Otonomo Registration Statement” are to the registration statement on Form F-4 (SEC File No. 333-254186) filed by Otonomo on March 12, 2021, as amended;

●	“private placement warrants” are to the warrants initially issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“sponsor” are to Software Acquisition Holdings II LLC, a Delaware limited liability company affiliated with Jonathan Huberman, our Chairman, Chief Executive Officer and Chief Financial Officer, Mike Nikzad, our Vice President of Acquisitions and Andrew Nikou, one of our directors;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “company,” “Company” or “our company” are to Software Acquisition Group Inc. II.

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report including the financial statements.

●	our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination;

●	if we seek stockholder approval of our initial business combination, after approval of our board, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination;

●	the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target;

●	the ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

●	the requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders;

●	we may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless;

●	past performance by our management team and its affiliates may not be indicative of future performance of an investment in the Company;

●	the securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination;

●	if we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock;

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	the Company may not have sufficient funds to consummate the Business Combination;

●	if the Company’s stockholders fail to properly demand redemption rights, they will not be entitled to convert their common stock into a pro rata portion of the Trust Account;

●	The Business Combination remains subject to conditions that the Company cannot control and if such conditions are not satisfied or waived, the Business Combination may not be consummated; and

●	the exercise of the Company’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the Company’s stockholders’ best interest.

For risks relating to Otonomo’s business, please see the Otonomo Registration Statement.

PART I

Item 1.	Business

Overview

We are an early stage blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we have focused our search on software companies, especially those targeting enterprise vertical sectors owned by private equity and venture capital firms as well as corporate carve-outs. Our management team has had significant success sourcing, acquiring, growing and monetizing these types of companies. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the ultimate goal of pursuing attractive risk-adjusted returns for our stockholders.

Management Team and Board of Directors

We believe our management team is well positioned to identify and evaluate businesses within the technology industry that would benefit from being a public company and from access to our expertise. We believe we can achieve this mission by utilizing our team’s extensive experience in growing and operating software companies as well as our broad network of contacts in the technology sector.

Jonathan Huberman, our Chairman, Chief Executive Officer and Chief Financial Officer, has over 25 years of high-tech business leadership experience. He has served as a director of CuriosityStream Inc. (NASDAQ: CURI) (formerly named Software Acquisition Group Inc.), a global streaming media service that provides factual content on demand, since October 2020. From May 2019 to October 2020, Mr. Huberman was the Chairman, Chief Executive Officer and Chief Financial Officer of Software Acquisition Group Inc. (NASDAQ: SAQN), a blank check company which raised an aggregate of $149.5 million in its initial public offering in November 2019 and which consummated a business combination with CuriosityStream in October 2020. From 2017 to 2019, Mr. Huberman was Chief Executive Officer of Ooyala (“Ooyala”), a provider of media workflow automation, delivery and monetization solutions, which he and Mike Nikzad, our Vice President of Acquisitions and director, acquired from Telstra in 2018. Together with Mr. Nikzad, they turned around an underperforming company and sold Ooyala’s three core business units to Invidi Technologies, Brightcove (NASDAQ: BCOV) and Dalet (EPA: DLT), major players in the same sector. Previously, Mr. Huberman served as the Chief Executive Officer of Syncplicity, a SaaS enterprise data management company, which he sourced and acquired from EMC and engineered an exit to Axway (EPA: AXW). Prior to this, Mr. Huberman was the Chief Executive Officer of Tiburon, an enterprise software company serving the public safety sector which he sold to Tritech Systems, and before that he was the Chief Executive Officer at Iomega Corporation (NYSE: IOM), a consumer and distributed enterprise storage solutions provider. After Iomega was acquired by EMC Corporation in 2008, Mr. Huberman served as President of the Consumer and Small Business Division of EMC. In addition to his experience leading turnarounds and exits at five technology companies, Mr. Huberman spent nine years as an investor for the Bass Family interests where he led investments in private and public companies. He also had senior roles leading the operations of the technology investments of the Gores Group and Skyview Capital.

Mike Nikzad, our Vice President of Acquisitions and a director, has over two decades of business leadership experience in software, technology and consumer electronics companies, where he has worked on numerous corporate turnarounds and exits. Mr. Nikzad has served as a director of CuriosityStream Inc. (NASDAQ: CURI) (formerly named Software Acquisition Group Inc.), a global streaming media service that provides factual content on demand, since October 2020. He was the Vice President of Acquisitions and a Director of Software Acquisition Group Inc. (NASDAQ: SAQN) from May 2019 to October 2020. Mr. Nikzad was President and Chief Operating Officer at Ooyala until its sale. Prior to Ooyala, in the last five years Mr. Nikzad has held C-suite positions and led company operations at Syncplicity, a SaaS enterprise data management company, and NewNet Communication Technologies, a telecommunications company, as well as serving as an Operating Partner at SilverStream Capital. Prior to this, he also held management and executive positions in EMC Corp’s (NYSE: EMC) Consumer and Small Business division and at Iomega Corporation, a consumer and distributed enterprise storage solutions provider.

Our board of directors also includes Andrew Nikou, Founder and Chief Executive Officer of OpenGate Capital Management, LLC (“OpenGate”), a global private equity firm specializing in the acquisition and operation of businesses to create new value through operational improvements, innovation and growth; C. Matthew Olton, the Senior Vice President, Strategy and Corporate Development at Tenable Holdings, Inc. (NASDAQ: TENB), a cyber exposure protection provider and previously Senior Vice President, Corporate Development and Ventures, at Symantec Corporation (NASDAQ: SYMC); Stephanie Davis, a Senior Client Partner at Korn Ferry where she leads the Private Equity/Technology practice in North America and is a member of the Chief Executive Officer & Board practices; Steven Guggenheimer, a Corporate Vice President of Microsoft Corporation (NASDAQ: MSFT) responsible for its artificial intelligence business as well as Microsoft’s engagement with its independent software vendor partners; and Dr. Peter H. Diamandis, Founder and Executive Chairman of the XPRIZE Foundation, which designs and operates large-scale incentive competitions and the Executive Founder and Director of Singularity University, a global learning and innovation community. Each of our directors was a director of Software Acquisition Group Inc.

Past performance of our management team and its affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate, or (ii) that we are able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or its affiliates as indicative of our future performance.

Business Combination

On January 31, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with Otonomo Technologies Ltd., a company organized under the laws of the State of Israel (“Otonomo”) and Butterbur Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Otonomo (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into us, with us surviving the merger (the “Otonomo Business Combination”). As a result of the Otonomo Business Combination, and upon consummation of the Otonomo Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”) we will become a wholly owned subsidiary of Otonomo, with our securityholders becoming securityholders of Otonomo. The pro forma equity valuation of the Company upon consummation of the Transactions is expected to be approximately $1.4 billion.

Upon consummation of the Transactions (the “Effective Time”), assuming none of the Company’s public stockholders demand redemption (“SPAC Redemptions”) pursuant to the Company’s amended and restated certificate of incorporation, the securityholders of Otonomo and certain members of Otonomo’s management (“Otonomo Management”) will own approximately 74% of the outstanding ordinary shares of Otonomo (“Otonomo Ordinary Shares”) and the securityholders of the Company and the Investors purchasing PIPE shares (as defined below) will own the remaining Otonomo Ordinary Shares.

The following securities issuances will be made by Otonomo to Company securityholders at the Effective Time and in each case assume the Stock Split (as defined below) has occurred: (i) each share of Class A common stock of the Company and each share of Class B common stock of the Company will be exchanged for one Otonomo Ordinary Share and (ii) each outstanding warrant of the Company will be assumed by Otonomo and will become a warrant of Otonomo (“Otonomo Warrant”) (with the number of Otonomo Ordinary Shares underlying the Otonomo Warrant and the exercise price of such Otonomo Warrants subject to adjustment in accordance with the terms of the Business Combination Agreement).

Immediately prior to the Effective Time, each preferred share of Otonomo will be converted into one Otonomo Ordinary Share. Additionally, Otonomo will issue securities pursuant to the Subscription Agreements, as described in more detail below.

Prior to the Effective Time, Otonomo intends to effect a stock split to cause the value of the outstanding Otonomo Ordinary Shares immediately prior to the Effective Time to equal $10.00 per share (the “Stock Split”).

Conditions to the Consummation of the Otonomo Business Combination

The consummation of the Transactions is conditioned upon, among other things: no order, judgment, injunction, decree, writ, stipulation, determination or award, in each case, entered by or with any governmental authority or statute, rule or regulation that is in effect and prohibits or enjoins the consummation of the Transactions; the Registration Statement shall have become effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”), no stop order shall have been issued by the SEC that remains in effect with respect to the Otonomo Registration Statement, and no proceeding seeking such a stop order shall have been threatened or initiated by the SEC which remains pending; the requisite approvals of the holders of Otonomo Ordinary Shares and Otonomo preferred stock shall have been obtained; the requisite approvals of Company stockholders shall have been obtained; the Company having at least $5,000,001 of net tangible assets remaining prior to the Transactions after taking into account the redemptions; Otonomo’s application to list the Otonomo Ordinary Shares (including the Otonomo Ordinary Shares to be issued pursuant to the Business Combination) shall have been approved by Nasdaq, subject to official notice thereof and public holder requirements; and certain ancillary agreements shall have been executed and delivered by the parties thereto and shall be in full force and effect, including the Registration Rights Agreement (as defined below), certain transaction support agreements, the Confidentiality and Lockup Agreement (as defined below) and an amended and restated warrant agreement.

The obligations of the Company to consummate the Transactions are also conditioned upon, among other things: the accuracy of the representations and warranties of the Otonomo and Merger Sub (subject to certain bring-down standards); performance in all material respects of the covenants of Otonomo required by the Business Combination Agreement to be performed on or prior to the closing; no material adverse effect with respect to Otonomo shall have occurred between the date of the Business Combination Agreement and the closing of the Transactions; Otonomo having delivered certain customary officer’s certificates; and Otonomo’s board consisting of certain agreed persons.

The obligations of Otonomo and Merger Sub to consummate the Transactions are also conditioned upon, among other things: the accuracy of the representations and warranties of the Company (subject to certain bring-down standards); performance in all material respects of the covenants of the Company required by the Business Combination Agreement to be performed on or prior to the closing; the aggregate amount remaining in the Company’s trust account after taking into account the SPAC Redemptions, plus the aggregate amount sold in the PIPE being equal to or greater than $150,000,000; the Company having delivered certain customary officer’s certificates; and each officer and director of the Company having resigned as of the closing date.

Confidentiality and Lockup Agreement

Concurrently with the execution of the Business Combination Agreement, our sponsor, management of Otonomo and certain securityholders of Otonomo entered into a Confidentiality and Lockup Agreement Otonomo (the “Confidentiality and Lockup Agreement”), pursuant to which such persons agreed (i) to keep confidential certain Otonomo information furnished to them and (ii) not to transfer certain Otonomo Ordinary Shares, except to certain permitted transferees, beginning at the Effective Time and continuing a period of one hundred eighty (180) days, in the case of certain securityholders of Otonomo, and the earlier of (x) one year and (y) if the last sale price of the Otonomo Ordinary Shares equals or exceeds $12.00 per share (on a post-Stock Split basis) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing Date, in the case of our sponsor and management of Otonomo.

At the Effective Time, the transfer restrictions relating to the Class B common stock set forth in the insider letter agreement among the Company and our sponsor will terminate.

Registration Rights Agreement

Concurrently with the execution of the Business Combination Agreement, Otonomo, our sponsor and certain securityholders of Otonomo entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which Otonomo agreed to file a registration statement with respect to the registrable securities under the Registration Rights Agreement within twenty (20) days of the Effective Time to register the resale under the Securities Act of Otonomo Ordinary Shares, including Otonomo Ordinary Shares issuable upon the exercise of the Otonomo Warrants to be held by such securityholders, subject to certain conditions set forth therein. Otonomo also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that Otonomo will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities. The rights granted under the Registration Rights Agreement supersede any prior registration, qualification, or similar rights of the parties with respect to their Otonomo securities, and all such prior agreements shall be terminated.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, our sponsor entered into a letter agreement (the “Sponsor Support Agreement”) in favor of Otonomo and the Company, pursuant to which they have agreed to (i) vote all shares of common stock of the Company beneficially owned by it in favor of the Business Combination and each other proposal related to the Business Combination proposed by the board of directors at the meeting of Company shareholders called to approve the Business Combination, (ii) appear at such shareholder meeting for the purpose of establishing a quorum, (iii) vote all such shares against any action that would reasonably be expected to materially impede, interfere with, delay, postpone, or adversely affect the Business Combination or any of the other transactions contemplated by the Business Combination Agreement, and (iv) not to transfer, assign, or sell such shares, except to certain permitted transferees, prior to the consummation of the Transactions.

Company Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Otonomo, holders of Otonomo Ordinary Shares who held a majority of the then-outstanding Otonomo Ordinary Shares and holders of a majority of Otonomo’s preferred shares entered into an agreement (the “Transaction Support Agreement”) pursuant to which they agreed to (i) appear at a shareholder meeting called by Otonomo for the purpose of approving the Business Combination and other transactions contemplated by the Business Combination, for the purpose of establishing a quorum, (ii) execute a written consent in favor of the Business Combination and against all other action that would reasonably be expected to materially impede the Business Combination, (iii) not to solicit, initiate, encourage, or facilitate certain alternate business combinations, and (iv) not to transfer, assign, or sell their respective shares, except to certain permitted transferees, prior to the consummation of the Transactions.

PIPE Financing

On January 31, 2021, Otonomo entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Otonomo has agreed to issue and sell to the PIPE Investors, an aggregate of 14,250,000 Otonomo Ordinary Shares (on a post-Stock Split basis) for an aggregate purchase price of $142,500,000.00 immediately following the Effective Time, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of Otonomo, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Transactions. In addition, on January 31, 2021, certain Otonomo shareholders (the “Selling Holders”) entered into a share purchase agreement (the “Share Purchase Agreement”) with an investor (the “Secondary Investor”) pursuant to which, among other things, the Secondary Investor agreed to purchase 3,000,000 Company Ordinary Shares (on a post-Stock Split basis) from the Selling Holders for an aggregate purchase price of $30,000,000. The Share Purchase Agreement contains customary representations and warranties of the Selling Holders, on the one hand, and the Secondary Investor, on the other hand, and customary conditions to closing, including the consummation of the Transactions.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed on February 1, 2021.

Other than as specifically discussed, this report does not assume the closing of the proposed Transactions.

Business Strategy

Our business strategy is to leverage our management team’s industry knowledge, strategic vision, operational expertise and business connections built up over decades in the technology industry in combination with our sponsor’s and its affiliates’ investment sourcing and evaluation platform to identify and complete our initial business combination with a company that our management and Board believes has compelling potential for value creation through our involvement. Mr. Huberman and Mr. Nikzad, with the support of Mr. Nikou, leverage their partnership, investment experience, deep network and technology industry expertise to identify and generate attractive acquisition opportunities among lower middle-market software companies.

Our management team has experience in:

●	Operating companies, setting and changing strategies, and identifying, mentoring and recruiting exceptional talent;

●	Developing and growing companies, both organically and through strategic transactions and acquisitions, and expanding the product range and geographic footprint of a number of target businesses;

●	Investing in private and public technology companies to accelerate their growth and maturation;

●	Sourcing, structuring, acquiring, and selling businesses;

●	Accessing the capital markets; and

●	Fostering relationships with sellers, capital providers and target management teams.

Business Combination Criteria

Our business combination criteria are not limited to a particular industry or geographic sector; however, given the experience of our management team and board, we focus our search on software companies with an enterprise value of approximately $300 million to $750 million.

We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective business combination opportunities. We use these criteria and guidelines to evaluate business combination opportunities, such as the Otonomo Business Combination, but we may decide to consummate our initial business combination with a target business that does not meet one or more of these criteria and guidelines.

●	Large and growing market. We focus on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential;

●	Attractive, inherently profitable business with high operating leverage. We seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also inherently profitable unit economics;

●	Strong management teams. We spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time if needed;

●	Opportunity for operational improvements. We seek to identify businesses that we believe are stable but at an inflection point and would benefit from our ability to drive improvements in the company’s processes, go-to-market strategy, product or service offering, sales and marketing efforts, geographical presence and/or leadership team;

●	Differentiated products or services. We evaluate metrics such as recurring revenues, product life cycle, cohort consistency, pricing per product or customer, cross-sell success and churn rates to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices;

●	Compelling growth prospects. We view growth as an important driver of value and seek companies whose growth potential can generate meaningful upside;

●	Limited technology risk. We seek to invest in companies that have established market-tested product or service offerings;

●	Appropriate valuations. We seek to be a disciplined and valuation-centric investor that invests on terms that we believe provide significant upside potential with limited downside risk; and

●	Benefit from Being a Public Company. We are pursuing a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we do not consummate the Otonomo Business Combination and find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.

Competitive Strengths

We intend to leverage the following sources of competitive strength in seeking to achieve our business strategy:

●	Management team’s industry knowledge and contacts.

●	Deal flow and business development resources available to our sponsor and its affiliates.

●	Management team’s experience and reputation in sourcing opportunities.

●	Extensive relationships within the private equity community (a likely source of deal flow).

●	Management team’s demonstrated ability to create value for their shareholders.

●	Strong track record of operational excellence.

Our Acquisition, Investment and Post-Closing Process

In evaluating prospective business combinations, we have conducted and will continue to conduct a thorough due diligence review process that encompass, among other things: an analysis of overall industry and competitive conditions, a review of historical financial and operating data, meetings with incumbent management and employees, interaction with third-parties who are industry experts, on-site inspection of facilities and assets, discussion with customers and suppliers, legal and other reviews as we deem appropriate. We have also utilized and will continue to utilize the expertise of our management team and our sponsor’s and its affiliates’ resources in analyzing and evaluating operating plans, financial projections and determining the appropriate return expectations given the risk profile of the target business as well as the suitability of the target to become a public company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or OpenGate (including any investment vehicle advised by OpenGate or its affiliates), subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors or OpenGate (including any investment vehicle advised by OpenGate or its affiliates), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders fairness opinions that our initial business combination is fair to us from a financial point of view.

Our Business Combination Process

Certain members of our management team directly or indirectly own our founders shares, common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We believe our management team’s operating and transaction experience and relationships with companies provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following September 17, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination initially in the amount of $166,462,500 after payment of $6,037,500 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business, such as Otonomo, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

See “Otonomo Business Combination” above for more information regarding the financing of and the agreements related to the Otonomo Business Combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We have engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis and we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction, only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements are not used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Otonomo is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Otonomo Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management endeavors to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including management of Otonomo, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the Otonomo Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Otonomo Business Combination in which Jonathan Huberman will serve as Director of Otonomo, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Other than the expected appointment of Mr. Huberman to the board of Otonomo, we cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company, including Otonomo if the Otonomo Business Combination is consummated, will be made at the time of our initial business combination.

Following an initial business combination, such as the Otonomo Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

See “Otonomo Business Combination” above for more information regarding the requisite approvals needed in the Otonomo Business Combination.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, such as the Otonomo Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020 was approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, such as the Otonomo Business Combination, or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 6,468,751, or 37.5%, of the 17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

See “Otonomo Business Combination” above for more information regarding the requisite approvals needed in the Otonomo Business Combination

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

See “Otonomo Business Combination” above for more information regarding the requisite approvals needed in the Otonomo Business Combination

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights (which requirement is applicable to the Otonomo Business Combination), whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our initial public offering. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate the Otonomo Business Combination or any other initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor are liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of our initial public offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. Delaware law provides that if the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we are complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and independent registered public accounting firm) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 18 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as Otonomo, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have 2 officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period may vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination, including the Otonomo Business Combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business, such as Otonomo, as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following September 17, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risks relating to Otonomo’s business, see the Otonomo Registration Statement.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

If the Otonomo Business Combination is not consummated and we seek to enter into a business combination with other target companies, we may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, after approval of our board, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 6,468,751, or 37.5%, of the 17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In particular, the Business Combination Agreement provides for a minimum cash of $150 million in cash and cash equivalents, from funds in the trust account and from any equity financing, as a closing condition for the Otonomo Business Combination. While we will have access to approximately $150 million committed capital from gross proceeds from the private placements to be consummated at the closing of the Otonomo Business Combination, we may have to satisfy a higher minimum cash closing condition if the Otonomo Business Combination is not consummated and we seek to enter into a business combination with other target companies. Under these circumstances, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination (including the Otonomo Business Combination), we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing, such as the $150 million in third-party equity financing to be consummated in connection with the Otonomo Business Combination. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by March 17, 2022. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months from the closing of our initial public offering, or March 17, 2022. We may not be able to complete the Otonomo Business Combination or find another suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, such as Otonomo, may be materially adversely affected.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and if the Otonomo Business Combination is not completed it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination, such as the Otonomo Business Combination, on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination (such as the Otonomo Business Combination) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering, or March 17, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by March 17, 2022, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of certain other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and expect to continue to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete the Otonomo Business Combination or another business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, 1,188,000 (as of December 31, 2020) was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, it is unlikely that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 17, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following March 17, 2022 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants and independent registered public accounting firm) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 17, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We are not limited to completing an initial business combination in any industry or geographical region, although we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If the Otonomo Business Combination is not consummated, we may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying companies in sectors where we have experience, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, such as Otonomo, with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $172,500,000 will be available to complete our initial business combination and pay related fees and expenses (which includes $6,037,500 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. New management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to our Sponsor and our Management Team

Past performance by our management team and its affiliates may not be indicative of future performance of an investment in the Company.

Past performance by our management team and its affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team or their affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team and their affiliates have been involved in businesses and transactions that were not successful.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, and our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In June 2020, our sponsor purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 5,200,000 private placement warrants at a price of $1.00 per warrant ($5,200,000 in the aggregate) that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own up to 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares on a business combination if we do not complete our initial business combination by March 17, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 17, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by March 17, 2022, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units, our Class A common stock and public warrants are listed on Nasdaq, our units, Class A common stock and public warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 82,750,000 and 5,687,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants nor the shares of Class A common stock issuable upon conversion of Class B common stock. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 17, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants issued in our initial public offering is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with our initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants, the shares of Class A common stock issuable upon conversion of the founder shares and exercise of the private placement warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this report, or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 8,625,000 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase an aggregate of 5,200,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 4,312,500 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Risks Related to the Otonomo Business Combination

The Company may not have sufficient funds to consummate the Otonomo Business Combination.

As of December 31, 2020, the Company had approximately $1,188,000 available to it outside the Trust Account to fund its working capital requirements. If the Company is required to seek additional capital, it would need to borrow funds from the Sponsor, its management team or other third parties to operate or it may be forced to liquidate. None of such persons is under any obligation to advance funds to the Company in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to the Company upon completion of the Otonomo Business Combination. If the Company is unable to consummate the Otonomo Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. Consequently, the Company’s public stockholders may receive less than $10 per share and their warrants will expire worthless.

If the Company’s stockholders fail to properly demand redemption rights, they will not be entitled to convert their common stock into a pro rata portion of the Trust Account.

Company stockholders holding public shares may demand that the Company convert their public shares into a pro rata portion of the Trust Account, calculated as of two (2) business days prior to the special meeting. To demand redemption rights, Company stockholders must deliver their shares (either physically or electronically) to the Company’s transfer agent no later than two (2) business days prior to the special meeting. Any stockholder who fails to properly demand redemption rights by delivering his, her or its shares will not be entitled to convert his, her or its shares into a pro rata portion of the Trust Account.

The Otonomo Business Combination remains subject to conditions that the Company cannot control and if such conditions are not satisfied or waived, the Otonomo Business Combination may not be consummated.

The Otonomo Business Combination is subject to a number of conditions, including the condition that the Company have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-5(g)(1) of the Exchange Act) either immediately prior to or upon consummation of the Otonomo Business Combination, that there is no legal prohibition against consummation of the Otonomo Business Combination, that the Otonomo ordinary shares be approved for listing on Nasdaq subject only to official notice of issuance thereof and the requirement to have a sufficient number of round lot holders, receipt of securityholder approvals, continued effectiveness of the Otonomo Registration Statement, the truth and accuracy of the Company’s and Otonomo’s representations and warranties made in the Business Combination Agreement, the non-termination of the Business Combination Agreement and consummation of certain ancillary agreements. There are no assurances that all conditions to the Otonomo Business Combination will be satisfied or that the conditions will be satisfied in the time frame expected.

If the conditions to the Otonomo Business Combination are not met (and are not waived, to the extent waivable), either the Company or Otonomo may, subject to the terms and conditions of the Business Combination Agreement, terminate the Business Combination Agreement.

The exercise of the Company’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Otonomo Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Otonomo Business Combination or waivers of conditions are appropriate and in the Company’s stockholders’ best interest.

In the period leading up to the closing of the Otonomo Business Combination, events may occur that, pursuant to the Business Combination Agreement, would require the Company to agree to amend the Business Combination Agreement, to consent to certain actions taken by Otonomo or to waive rights that the Company is entitled to under the Business Combination Agreement. Waivers may arise because of changes in the course of Otonomo’s business, a request by Otonomo to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Otonomo’s business and would entitle the Company to terminate the Business Combination Agreement. In any of such circumstances, it would be at the Company’s discretion, acting through its board of directors, to grant its consent or waive those rights. The existence of the financial and personal interests of the directors and officers described in the following risk factors may result in a conflict of interest on the part of one or more of the directors or officers between what he or they may believe is best for the Company and what he or they may believe is best for himself or themselves in determining whether or not to take the requested action.

Future resales of the Otonomo ordinary shares issued in connection with the Otonomo Business Combination may cause the market price of the Otonomo to drop significantly, even if Otonomo’s business is doing well.

Certain equityholders of Otonomo and certain equityholders of the Company entered into the Confidentiality and Lockup Agreement with Otonomo. Pursuant to the Confidentiality and Lockup Agreement, such Otonomo equityholders the Company equityholders have agreed that, during the Lockup Period, they will not, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares, or any options or warrants to purchase any share or any securities convertible into, exchangeable for or that represent the right to receive shares, or any interest in any of the foregoing, whether now owned or hereinafter acquired, owned directly by such shareholder (including holding as a custodian) or with respect to which such shareholder has beneficial ownership within the rules and regulations of the SEC (in each case, subject to certain exceptions set forth in the Confidentiality and Lockup Agreement).

Further, concurrently with the execution of the Business Combination Agreement, Otonomo, certain equityholders of Otonomo and certain equityholders of the Company entered into the Registration Rights Agreement, providing such stockholders with customary demand registration rights and piggy-back registration rights with respect to registration statements filed by Otonomo after the closing.

Upon expiration of the applicable Lockup Period and upon the effectiveness of any registration statement Otonomo files pursuant to the above-referenced Registration Rights Agreement, in a registered offering of securities pursuant to the Securities Act or otherwise in accordance with Rule 144 under the Securities Act, the Otonomo shareholders may sell large amounts of Otonomo ordinary shares and warrants in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the trading price of the Otonomo ordinary shares or the Otonomo warrants or putting significant downward pressure on the price of the Otonomo ordinary shares or warrants. Additionally, downward pressure on the market price of the Otonomo ordinary shares or Otonomo warrants likely will result from sales of Otonomo ordinary shares issued in connection with the exercise of warrants. Further, sales of Otonomo ordinary shares or warrants upon expiration of the applicable Lockup Period could encourage short sales by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. Short sales of Otonomo ordinary shares or warrants could have a tendency to depress the price of the Otonomo ordinary shares or the Otonomo warrants, respectively, which could increase the potential for short sales.

Additionally, through the Subscription Agreements and the Share Purchase Agreement, Otonomo has agreed with the PIPE Investors and the Secondary PIPE Investors to register the PIPE Shares and the Secondary PIPE Shares on a resale registration statement following the closing of the Transactions. These shares will be freely tradable without restriction or further registration under the Securities Act, unless the shares are held by any of the Company’s “affiliates” as such term is defined in Rule 144 under the Securities Act. This additional liquidity in the market for Otonomo ordinary shares may lead to downward pressure on the market price of the Otonomo ordinary shares.

We cannot predict the size of future issuances of Otonomo ordinary shares or warrants or the effect, if any, that future issuances and sales of shares of Otonomo ordinary shares or warrants will have on the market price of the Otonomo ordinary shares or warrants. Sales of substantial amounts of Otonomo ordinary shares (including those shares issued in connection with the Otonomo Business Combination), or the perception that such sales could occur, may adversely affect prevailing market prices of Otonomo ordinary shares or warrants.

The Company’s board of directors did not obtain a third-party fairness opinion in determining whether or not to proceed with the Otonomo Business Combination.

The Company’s board of directors did not obtain a third-party fairness opinion in connection with their determination to approve the Otonomo Business Combination. In analyzing the Otonomo Business Combination, the Company’s board of directors and management conducted due diligence on Otonomo and researched the industry in which Otonomo operates and concluded that the Otonomo Business Combination was fair to and in the best interest of the Company and its stockholders. Accordingly, investors will be relying solely on the judgment of the Company’s board of directors and management in valuing Otonomo’s business, and the Company’s board of directors and management may not have properly valued such business. The lack of a third-party fairness opinion may lead an increased number of stockholders to vote against the proposed Otonomo Business Combination or demand redemption of their shares for cash, which could potentially impact the Company’s ability to consummate the Otonomo Business Combination or adversely affect Otonomo’s liquidity following the consummation of the Otonomo Business Combination.

The Company and Otonomo will incur significant transaction and transition costs in connection with the Otonomo Business Combination.

The Company and Otonomo have both incurred and expect to incur significant, non-recurring costs in connection with consummating the Transactions and operating as a public company following the consummation of the Transactions. Otonomo may also incur additional costs to retain key employees. All expenses incurred in connection with the Otonomo Business Combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs or paid by Otonomo following the Closing.

Subsequent to the completion of the Otonomo Business Combination, the combined company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and the combined company’s ordinary share price, which could cause you to lose some or all of your investment.

Although the Company has conducted extensive due diligence on Otonomo, the Company cannot assure you that this diligence will surface all material issues that may be present in Otonomo’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Otonomo’s business and outside of its control will not later arise. As a result of these factors, the combined company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in its reporting losses. Even if the Company’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on the combined company’s liquidity, the fact that the combined company reports charges of this nature could contribute to negative market perceptions of the combined company or its securities. In addition, charges of this nature may cause the combined company to violate net worth or other covenants to which the combined company may be subject as a result of assuming pre-existing debt held by Otonomo’s business or by virtue of the combined company obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain shareholders following the Otonomo Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The Otonomo securities to be received by the Company’s securityholders as a result of the Otonomo Business Combination will have different rights from Company securities.

Following completion of the Otonomo Business Combination, the Company’s securityholders will no longer be securityholders of the Company but will instead be securityholders of Otonomo. There will be important differences between your current rights as a Company securityholder and your rights as an Otonomo securityholder.

The Company’s stockholders will have a reduced ownership and voting interest after consummation of the Otonomo Business Combination and will exercise less influence over management.

After the completion of the Otonomo Business Combination, the Company’s stockholders will own a smaller percentage of the combined company than they currently own of the Company. At the Closing, existing Otonomo shareholders would hold approximately 70.5% of the issued and outstanding Otonomo ordinary shares and current stockholders of the Company (including the Sponsor) would hold approximately 16.4% of the issued and outstanding Otonomo ordinary shares (assuming no holder of common stock exercises redemption rights as described in the Otonomo Registration Statement, and based on current estimates of transaction expenses). Consequently, the Company’s stockholders, as a group, will have reduced ownership and voting power in the combined company compared to their ownership and voting power in the Company.

Otonomo may issue additional Otonomo ordinary shares or other equity securities without seeking approval of the Otonomo shareholders, which would dilute your ownership interests and may depress the market price of the Otonomo ordinary shares.

Upon consummation of the Otonomo Business Combination, Otonomo will have warrants outstanding to purchase up to an aggregate of 13,825,000 Otonomo ordinary shares. Further, Otonomo may choose to seek third party financing to provide additional working capital for the Otonomo business, in which event Otonomo may issue additional equity securities. Following the consummation of the Otonomo Business Combination, Otonomo may also issue additional Otonomo ordinary shares or other equity securities of equal or senior rank in the future for any reason or in connection with, among other things, future acquisitions, the redemption of outstanding warrants or repayment of outstanding indebtedness, without shareholder approval, in a number of circumstances.

The issuance of additional Otonomo ordinary shares or other equity securities of equal or senior rank would have the following effects:

●	Otonomo’s existing shareholders’ proportionate ownership interest in Otonomo will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding Otonomo ordinary share may be diminished; and

●	the market price of the Otonomo ordinary shares may decline.

Even if we consummate the Otonomo Business Combination, there is no guarantee that the Otonomo warrants will ever be in the money, and they may expire worthless and the terms of the Company’s warrants may be amended.

The exercise price for the Otonomo warrants will be $11.50 per ordinary share. Upon consummation of the Otonomo Business Combination, each Company warrant will become one Otonomo warrant, and the exercise price and number of shares issuable upon exercise of such warrants may change if the Stock Split is not effected or does not result in a price per Otonomo ordinary share of $10.00. There is no guarantee that the Otonomo warrants, following the Otonomo Business Combination, will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

The Company’s current directors’ and executive officers’ affiliates own shares of common stock and private placement warrants that will be worthless if the Otonomo Business Combination is not approved. Such interests may have influenced their decision to approve the Otonomo Business Combination.

If the Otonomo Business Combination or another business combination is not consummated by March 17, 2022 (or such later date as may be approved by the Company’s stockholders in an amendment to the Company Charter), the Company will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares for cash and, subject to the approval of its remaining stockholders and its board of directors, dissolving and liquidating. In such event, the 4,312,000 shares of Class B Stock held by the Sponsor, which is affiliated with certain of the Company’s directors and officers and other certain officers, that were acquired for an aggregate purchase price of $25,000 prior to the the IPO of the Company, would be worthless because the holders are not entitled to participate in any redemption or distribution with respect to such shares. Further, the Sponsor purchased an aggregate of 5,200,000 private placement warrants at a price of $1.00 per warrant, simultaneously with the consummation of the IPO and the subsequent exercise of the underwriter’s overallotment option, for an aggregate purchase price of $5,200,000. The Class B Stock and the private placement warrants will become worthless if the Company does not consummate a business combination by March 17, 2022 (or such later date as may be approved by the Company’s stockholders in an amendment to the Company Charter). On the other hand, if the Otonomo Business Combination is consummated, each outstanding share of Class B Stock will convert into one Otonomo ordinary share, subject to adjustment described herein, at the closing and each outstanding Company warrant will become an Otonomo warrant.

These financial interests may have influenced the decision of the Company’s directors and officers to approve the Otonomo Business Combination and to continue to pursue the Otonomo Business Combination.

The Sponsor, an affiliate of current officers and directors of the Company, is liable to ensure that proceeds of the Trust Account are not reduced by vendor claims in the event the Otonomo Business Combination is not consummated. Such liability may have influenced the Company’s board of directors’ decision to pursue the Otonomo Business Combination and the Company’s board of directors’ decision to approve it.

If the Otonomo Business Combination or another business combination is not consummated by the Company on or before March 17, 2022, the Sponsor, an affiliate of current officers and directors of the Company, will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or for products sold to the Company, but only if such a vendor or target business has not executed a waiver agreement. If the Company consummates a business combination, on the other hand, the Company will be liable for all such claims. The Company has no reason to believe that the Sponsor will not be able to fulfill its indemnity obligations to the Company.

These obligations of the Sponsor may have influenced the Company’s board of directors’ decision to pursue the Otonomo Business Combination with Otonomo or the Company’s board of directors’ decision to approve the Otonomo Business Combination.

The Company’s directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to the Company’s public stockholders in the event a business combination is not consummated.

If proceeds in the Trust Account are reduced below $10.00 per public share and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, the Company’s independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While the Company currently expects that its independent directors would take legal action on the Company’s behalf against the Sponsor to enforce the Sponsor’s indemnification obligations, it is possible that the Company’s independent directors in exercising their business judgment may choose not to do so in any particular instance. If the Company’s independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to the Company’s public stockholders may be reduced below $10.00 per share.

Activities taken by existing Company stockholders to increase the likelihood of approval of the Business Combination Proposal and other proposals could have a depressive effect on the common stock.

At any time prior to the special meeting, during a period when they are not then aware of any material nonpublic information regarding the Company or its securities, the Company, the Sponsor, the Company’s officers and directors, Otonomo, the Otonomo officers and directors and/or their respective affiliates may purchase common stock from institutional and other investors who vote, or indicate an intention to vote, against the Business Combination Proposal, or execute agreements to purchase such shares from such investors in the future, or they may enter into transactions with such investors and others to provide them with incentives to acquire shares of common stock or vote their shares of common stock in favor of the Business Combination Proposal. The purpose of such purchases and other transactions would be to increase the likelihood of approval of the Business Combination Proposal by the holders of a majority of the outstanding shares of common stock and ensure that the Company has in excess of $5,000,001 of net assets to consummate the Otonomo Business Combination where it appears that such requirement would otherwise not be met. While the exact nature of any such incentives has not been determined as of the date of annual report, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer to such investors or holders of shares owned by the Sponsor for nominal value. Entering into any such arrangements may have a depressive effect on the common stock. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares of common stock at a price lower than market and may therefore be more likely to sell the common stock he owns, either prior to or immediately after the special meeting.

In addition, if such purchases are made, the public “float” of the Otonomo ordinary shares following the Otonomo Business Combination and the number of beneficial holders of Otonomo securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of Otonomo securities on Nasdaq or another national securities exchange or reducing the liquidity of the trading market for the Otonomo ordinary shares.

The Otonomo Business Combination may be completed even though material adverse effects may result from the announcement of the Otonomo Business Combination, industry-wide changes and other causes.

In general, either the Company or Otonomo may refuse to complete the Otonomo Business Combination if there is a material adverse effect affecting the other party between the signing date of the Business Combination Agreement and the planned closing. However, certain types of changes do not permit either party to refuse to consummate the Otonomo Business Combination, even if such change could be said to have a material adverse effect on Otonomo or the Company, including the following events (except, in certain cases where the change has a disproportionate effect on a party):

●	changes generally affecting the economy and the financial or securities markets, including the COVID-19 pandemic;

●	the outbreak or escalation of war or any act of terrorism, civil unrest or natural disasters;

●	changes (including changes in law) or general conditions in the industry in which the party operates;

●	changes in GAAP, or the authoritative interpretation of GAAP; or

●	changes attributable to the public announcement or pendency of the Transactions or the execution or performance of the Business Combination Agreement.

Furthermore, the Company or Otonomo may waive the occurrence of a material adverse effect affecting the other party. If a material adverse effect occurs and the parties still consummate the Otonomo Business Combination, the market trading price of the Otonomo ordinary shares and Otonomo warrants may suffer.

Delays in completing the Otonomo Business Combination may substantially reduce the expected benefits of the Otonomo Business Combination.

Satisfying the conditions to, and completion of, the Otonomo Business Combination may take longer than, and could cost more than, the Company expects. Any delay in completing or any additional conditions imposed in order to complete the Otonomo Business Combination may materially adversely affect the benefits that the Company expects to achieve from the Otonomo Business Combination.

The Company and Otonomo have no history operating as a combined company. The unaudited pro forma condensed combined financial information may not be an indication of Otonomo’s financial condition or results of operations following the Otonomo Business Combination, and accordingly, you have limited financial information on which to evaluate Otonomo and your investment decision.

If the Company is unable to complete the Otonomo Business Combination or another business combination by March 17, 2022 (or such other date as approved by Company stockholders through approval of an amendment to the Company Charter), the Company will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares and, subject to the approval of its remaining stockholders and its board of directors, dissolving and liquidating. In such event, the Company public stockholders may only receive $10 per share (or less than such amount in certain circumstances) and the Company warrants will expire worthless.

If the Company is unable to complete the Otonomo Business Combination or another business combination within the required time period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Company public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, Company public stockholders may only receive $10 per share, and Company warrants will expire worthless. In certain circumstances, Company public stockholders may receive less than $10 per share on the redemption of their shares.

If the Otonomo Business Combination is not completed, potential target businesses may have leverage over the Company in negotiating a business combination, the Company’s ability to conduct due diligence on a business combination as it approaches its dissolution deadline may decrease, and it may have insufficient working capital to continue to pursue potential target businesses, each of which could undermine its ability to complete a business combination on terms that would produce value for the Company stockholders.

Any potential target business with which the Company enters into negotiations concerning an initial business combination will be aware that, unless the Company amends its existing charter to extend its life and amend certain other agreements it has entered into, then the Company must complete its initial business combination by March 17, 2022. Consequently, if the Company is unable to complete this Business Combination, a potential target business may obtain leverage over it in negotiating an initial business combination, knowing that if the Company does not complete its initial business combination with that particular target business, it may be unable to complete its initial business combination with any target business. This risk will increase as the Company gets closer to the timeframe described above. In addition, the Company may have limited time to conduct due diligence and may enter into its initial business combination on terms that it would have rejected upon a more comprehensive investigation. Additionally, the Company may have insufficient working capital to continue efforts to pursue a business combination.

In the event of liquidation by the Company, third parties may bring claims against the Company and, as a result, the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by stockholders could be less than $10 per share.

Under the terms of the Company Charter, the Company must complete the Otonomo Business Combination or another business combination by March 17, 2022 (unless such date is extended by the Company’s stockholders) or the Company must cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares and, subject to the approval of its remaining stockholders and its board of directors, dissolving and liquidating. In such event, third parties may bring claims against the Company. Although the Company has obtained waiver agreements from certain vendors and service providers it has engaged and owes money to, and the prospective target businesses it has negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, there is no guarantee that they or other vendors who did not execute such waivers will not seek recourse against the Trust Account notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of the Company’s public stockholders. If the Company is unable to complete a business combination within the required time period, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to it, or a prospective target business with which it has discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below $10.00 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. Furthermore, the Sponsor will not be liable to public stockholders and instead will only have liability to the Company. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality. Therefore, the per-share distribution from the Trust Account in such a situation may be less than the approximately $10.00 estimated to be in the Trust Account as of December 31, 2020.

Additionally, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, or if the Company otherwise enters compulsory or court supervised liquidation, the proceeds held in the Trust Account could be subject to applicable bankruptcy law and may be included in its bankruptcy

The Company’s stockholders may be held liable for claims by third parties against the Company to the extent of distributions received by them.

If the Company is unable to complete the Otonomo Business Combination or another business combination within the required time period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding the Company public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure you that it will properly assess all claims that may be potentially brought against the Company. As a result, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, the Company cannot assure you that third parties will not seek to recover from its stockholders amounts owed to them by the Company.

Additionally, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the Company’s stockholders. Because the Company intends to distribute the proceeds held in the Trust Account to its public stockholders promptly after the expiration of the time period to complete a business combination, this may be viewed or interpreted as giving preference to its public stockholders over any potential creditors with respect to access to or distributions from its assets. Furthermore, the Company’s board of directors may be viewed as having breached their fiduciary duties to its creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. The Company cannot assure you that claims will not be brought against it for these reasons.

The Company may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Otonomo Business Combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into business combination agreements or similar agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Transactions, then that injunction may delay or prevent the Transactions from being completed. Currently, the Company is not aware of any securities class action lawsuits or derivative lawsuits being filed in connection with the Transactions.

The Sponsor has agreed to vote in favor of the Otonomo Business Combination, regardless of how the Company’s public stockholders vote.

The Sponsor owns and is entitled to vote an aggregate of approximately 20% on an as-converted basis of the outstanding common stock. These holders have agreed to vote their shares in favor of the Business Combination Proposal. These holders have also indicated that they intend to vote their shares in favor of all other proposals being presented at the meeting. Accordingly, it is more likely that the necessary stockholder approval for the Business Combination Proposal and the other proposals will be received than would be the case if these holders agreed to vote their founder shares in accordance with the majority of the votes cast by the Company’s public stockholders.

The ongoing COVID-19 pandemic may adversely affect the Company’s and Otonomo’s ability to consummate the Transactions.

The COVID-19 pandemic has resulted in governmental authorities worldwide implementing numerous measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets. The pandemic may also amplify many of the other risks described in this annual report.

The Company and Otonomo may be unable to complete the Transactions if continued concerns relating to COVID-19 restrict travel and limit the ability to have meetings with potential investors or the Otonomo personnel. The extent to which COVID-19 impacts the Company’s and Otonomo’s ability to consummate the Transactions will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, the Company’s and Otonomo’s ability to consummate the Transactions may be materially adversely affected.

The Otonomo Business Combination may not qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or may be taxable under Section 367(a) of the Code, potentially causing U.S. Holders of common stock and/or Company warrants to recognize gain or loss for U.S. federal income tax purposes.

It is intended that the Otonomo Business Combination (i) qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and (ii) does not result in gain being recognized by U.S. Holders of common stock and Company warrants immediately prior to the Effective Time under Section 367(a) of the Code (other than with respect to any such holder that would own, actually or constructively, 5% or more (by vote or value) of the outstanding Otonomo ordinary shares immediately after the Otonomo Business Combination that fails to enter into a valid “gain recognition agreement” with respect to the transferred common stock) (collectively, the “Intended Tax Treatment”). The parties intend to report the Otonomo Business Combination in a manner consistent with the Intended Tax Treatment. However, there are significant factual and legal uncertainties as to whether the Otonomo Business Combination will qualify for the Intended Tax Treatment. For example, under Section 368(a) of the Code, the acquiring corporation must continue, either directly or indirectly through certain controlled corporations, either a significant line of the acquired corporation’s historic business or use a significant portion of the acquired corporation’s historic business assets in a business. However, there is an absence of guidance directly on point as to how the provisions of Section 368(a) of the Code apply in the case of an acquisition of a corporation with only investment-type assets, such as the Company. Moreover, Section 367(a) of the Code and the applicable Treasury regulations promulgated thereunder provide that where a U.S. Holder exchanges stock in a U.S. corporation for stock in a non-U.S. corporation in a transaction that would otherwise qualify as a reorganization within the meaning of Section 368(a) of the Code, the U.S. Holder is required to recognize gain, but not loss, realized on such exchange unless certain requirements are met. There are significant factual and legal uncertainties concerning the determination of certain of these requirements. Moreover, the closing of the Otonomo Business Combination is not conditioned upon the receipt of an opinion of counsel that the Otonomo Business Combination will qualify for the Intended Tax Treatment, and neither the Company nor Otonomo intends to request a ruling from the Internal Revenue Service (the “IRS”) regarding the U.S. federal income tax treatment of the Otonomo Business Combination. Accordingly, no assurance can be given that the IRS will not challenge the Intended Tax Treatment or that a court will not sustain a challenge by the IRS.

If, as of the Closing Date, any requirement for Section 368(a) of the Code is not met, then a U.S. Holder of common stock and/or Company warrants may recognize gain or loss in an amount equal to the difference, if any, between the fair market value (as of the Closing Date) of Otonomo ordinary shares and/or Otonomo warrants received in the Otonomo Business Combination, over such U.S. Holder’s aggregate tax basis in the corresponding common stock and/or Company warrants surrendered by such U.S. Holder in the Otonomo Business Combination.

If, as of the Closing Date, the Otonomo Business Combination qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, but any requirement for Section 367(a) of the Code is not satisfied, then a U.S. Holder of common stock would recognize gain (but not loss) in an amount equal to the excess, if any, of the fair market value as of the Closing Date of Otonomo ordinary shares (and, if U.S. Holder’s Company warrants convert to Otonomo warrants, the fair market value of the Otonomo warrants) received in the Otonomo Business Combination, over such U.S. Holder’s aggregate tax basis in the common stock (and Company warrants, if any) surrendered by such U.S. Holder in the Otonomo Business Combination.

U.S. Holders of common stock and/or Company warrants are urged to consult their own tax advisors to determine the tax consequences if the Otonomo Business Combination does not qualify for the Intended Tax Treatment.

The IRS may not agree that Otonomo should be treated as a non-U.S. corporation for U.S. federal income tax purposes.

Under current U.S. federal income tax law, a corporation generally will be considered to be a U.S. corporation for U.S. federal income tax purposes if it is created or organized in the United States or under the law of the United States or of any State. Accordingly, under generally applicable U.S. federal income tax rules,

Otonomo, which is incorporated and tax resident in Israel, would generally be classified as a non-U.S. corporation for U.S. federal income tax purposes. Section 7874 of the Code and the Treasury regulations promulgated thereunder, however, contain specific rules that may cause a non-U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. If it were determined that Otonomo is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code and the Treasury regulations promulgated thereunder, Otonomo would be liable for U.S. federal income tax on its income in the same manner as any other U.S. corporation and certain distributions made by Otonomo to Non-U.S. Holders of Otonomo may be subject to U.S. withholding tax.

Based on the terms of the Otonomo Business Combination and certain factual assumptions, Otonomo does not currently expect to be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code after the Otonomo Business Combination. However, the application of Section 7874 of the Code is complex, subject to detailed regulations (the application of which is uncertain in various respects and would be impacted by changes in such U.S. Treasury regulations with possible retroactive effect) and subject to certain factual uncertainties, some of which must be finally determined after the completion of the Otonomo Business Combination. Accordingly, there can be no assurance that the IRS will not challenge the status of Otonomo as a non-U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code or that such challenge would not be sustained by a court.

If the IRS were to successfully challenge under Section 7874 of the Code Otonomo’s status as a non-U.S. corporation for U.S. federal income tax purposes, Otonomo and certain Otonomo shareholders may be subject to significant adverse tax consequences, including a higher effective corporate income tax rate on Otonomo and future withholding taxes on certain Otonomo shareholders, depending on the application of any applicable income tax treaty that may apply to reduce such withholding taxes.

You should consult your own advisors regarding the application of Section 7874 of the Code to the Otonomo Business Combination and the tax consequences if the classification of Otonomo as a non-U.S. corporation is not respected.

General Risk Factors

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

There are risks related to the software industry to which we may be subject.

Business combinations with companies with operations in the software industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the software industry, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:

●	if we do not develop successful new products or improve existing ones, our business will suffer;

●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

●	disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could seriously harm our business;

●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

●	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business; and

●	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses are not limited to the software industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 1980 Festival Plaza Drive, Ste. 300, Las Vegas, Nevada 89135 and our telephone number is 310-991-4982. Our executive offices are provided to us by our sponsor. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “SAIIU,” “SAII” and “SAII W,” respectively. Our units commenced public trading on September 15, 2020, and our Class A common stock and warrants commenced separate public trading on October 6, 2020.

Holders

On March 12, 2021, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

Dividends

We have not paid or declared any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of the board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds

On September 17, 2020, we consummated our initial public offering of 15,000,000 units. On September 24, 2020, the underwriter of our initial public offering exercised its over-allotment option in full and purchased an additional 2,250,000 units. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $172,500,000. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-248214). The SEC declared the registration statement effective on September 14, 2020.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 4,750,000 private placement warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds to us of $7,750,000. Simultaneously with the exercise of the over-allotment option, we sold an additional 450,000 private placement warrants to our sponsor, generating gross proceeds to us of $450,000. The private placement warrants are identical to the warrants sold as part of the warrants in our initial public offering, except as otherwise disclosed in the registration statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $172,500,000, comprised of $169,050,000 of the proceeds from our initial public offering (which amount included $6,037,500 of the underwriters’ deferred discount) and $3,450,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $3,450,000 in underwriting discounts and commissions excluding deferred underwriting discount $6,037,500 and approximately $415,066 for other costs and expenses related to the initial public offering.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

The Company is a blank check company formed under the laws of the State of Delaware on June 16, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. The Company intends to effectuate its Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The Company expects to continue to incur significant costs in the pursuit of its acquisition plans. The Comapny cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from June 16, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 16, 2020 (inception) through December 31, 2020, we had a net loss of $402,103, which consists of operating costs of $405,128, offset by interest income on marketable securities held in the Trust Account of $3,002 and interest income from operating bank of $23.

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

For the period from June 16, 2020 (inception) through December 31, 2020, cash used in operating activities was $356,466. Net loss of $402,103 was affected by interest earned on marketable securities held in the Trust Account of $3,002 and changes in operating assets and liabilities, which provided $48,639 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $172,503,002. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,003,468 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net loss per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jonathan S. Huberman	55	Chairman, Chief Executive Officer and Chief Financial Officer
Mike Nikzad	56	Vice President of Acquisitions and Director
Andrew K. Nikou	43	Director
C. Matthew Olton	54	Director
Stephanie Davis	57	Director
Steven Guggenheimer	55	Director
Dr. Peter H. Diamandis	59	Director

Jonathan Huberman, our Chairman, Chief Executive Officer and Chief Financial Officer since inception, has over 25 years of high-tech business leadership experience. He has served as a director of CuriosityStream Inc. (NASDAQ: CURI) (formerly named Software Acquisition Group Inc.), a global streaming media service that provides factual content on demand, since October 2020. From May 2019 to October 2020, Mr. Huberman was the Chairman, Chief Executive Officer and Chief Financial Officer of Software Acquisition Group Inc. (NASDAQ: SAQN), a blank check company which raised an aggregate of $149.5 million in its initial public offering in November 2019 and which consummated a business combination with CuriosityStream in October 2020. From 2017 to 2019 Mr. Huberman was Chief Executive Officer of Ooyala, a provider of media workflow automation, delivery and monetization solutions, which he and Mike Nikzad, our Vice President of Acquisitions and Director, acquired from Telstra in 2018. Together with Mr. Nikzad, they turned around an underperforming company and sold Ooyala’s three core business units to Invidi Technologies, Brightcove (NASDAQ: BCOV) and Dalet (EPA: DLT), major players in the same sector. Previously, Mr. Huberman served as the Chief Executive Officer of Syncplicity, a SaaS enterprise data management company, which he sourced and acquired from EMC and engineered an exit to Axway (EPA: AXW). Prior to this, from 2013 to 2015, Mr. Huberman was the Chief Executive Officer of Tiburon, an enterprise software company serving the public safety sector which he sold to Tritech Systems, and before that he was the Chief Executive Officer at Iomega Corporation (NYSE: IOM), a consumer and distributed enterprise storage solutions provider. After Iomega was acquired by EMC Corporation in 2008, Mr. Huberman served as President of the Consumer and Small Business Division of EMC. In addition to his experience leading turnarounds and exits at five technology companies, Mr. Huberman spent nine years as an investor for the Bass Family interests where he led investments in private and public companies. He also had senior roles leading the operations of the technology investments of the Gores Group and Skyview Capital. In the last five years he has served as a director of Aculon, Inc., a privately held provider of easy-to-apply nanotech surface-modification technologies, as well as Venture Corporation Limited (SGX: V03) a high-tech design and manufacture firm based in Singapore. Mr. Huberman holds a Bachelor of Arts in Computer Science from Princeton University and an MBA from The Wharton School at the University of Pennsylvania. Mr. Huberman is expected to serve as a Director of Otonomo upon the closing of the Otonomo Business Combination. He is well qualified to serve on our Board due to his extensive operational, management and investment experience in the software and technology industries.

Mike Nikzad, our Vice President of Acquisitions, who has served as one of our Directors since September 2020, has over two decades of business leadership experience in software, technology and consumer electronics companies, where he has worked on numerous corporate turnarounds and exits. Mr. Nikzad has served as a director of CuriosityStream Inc. (NASDAQ: CURI) (formerly named Software Acquisition Group Inc.), a global streaming media service that provides factual content on demand, since October 2020. From May 2019 to October 2020, he was the Vice President of Acquisitions and a airector of Software Acquisition Group Inc. (NASDAQ: SAQN), a blank check company which raised an aggregate of $149.5 million in its initial public offering in November 2019 and which consummated a business combination with CuriosityStream in October 2020. Mr. Nikzad was President and Chief Operating Officer at Ooyala from 2017 until its sale in 2019. Prior to Ooyala, in the last five years Mr. Nikzad has held C-suite positions and led company operations at Syncplicity, a SaaS enterprise data management company and NewNet Communication Technologies, a telecommunications company, as well as serving as an Operating Partner at SilverStream Capital. Prior to this, he also held management and executive positions in EMC Corp’s (NYSE: EMC) Consumer and Small Business division and at Iomega Corporation, a consumer and distributed enterprise storage solutions provider. Mr. Nikzad has a Bachelor of Science degree in Mechanical Engineering from Utah State University and has completed the Stanford GSB Strategic Marketing Management Program. He is well qualified to serve on our Board due to his extensive operational and management experience in the software and telecommunications industries.

Andrew K. Nikou, who has served as one of our Directors since September 2020, is the Founder and Chief Executive Officer of OpenGate, a global private equity firm specializing in the acquisition and operation of businesses to create new value through operational improvements, innovation and growth. To date, OpenGate, through its legacy and fund investments, has executed more than 30 acquisitions including corporate carve-outs, management buy-outs, special situations and transactions with private sellers across North America and Europe. As of March 31, 2020, OpenGate Capital Management, LLC (the firm’s registered investment advisor) managed approximately $1.1 billion in client assets on a discretionary basis. Prior to this, from 2001 to 2004, Mr. Nikou worked in business development for Platinum Equity, where he established their European Business Development operations in Paris, France. Of the nearly 20 pre-fund investments made by affiliates of OpenGate, a few were in distressed entities that subsequently filed for bankruptcy. Mr. Nikou has been named as a defendant in certain adversarial proceedings related to such bankruptcy cases alleging various claims, which Mr. Nikou vigorously disputes, believes to be meritless, and is aggressively contesting. From 2019 to October 2020, he was a director of Software Acquisition Group Inc. (NASDAQ: SAQN), a blank check company which raised an aggregate of $149.5 million in its initial public offering in November 2019 and which consummated a business combination with CuriosityStream in October 2020. He is also a member of the XPRIZE Foundation Innovation Board. Mr. Nikou holds a Bachelor of Science in Finance from the Marshall School of Business at the University of Southern California. He is well qualified to serve on our Board due to his extensive private equity, investment and business development experience.

C. Matthew Olton, who has served as one of our Directors since September 2020, has been Senior Vice President, Strategy and Corporate Development at Tenable Holdings, Inc. (NASDAQ: TENB), a cyber exposure protection provider, since August 2019. Prior this, he was Senior Vice President, Corporate Development and Ventures, at Symantec Corporation (NASDAQ: SYMC). In this role, Mr. Olton oversaw Symantec’s global mergers and acquisitions activity and managed Symantec’s corporate venture investments. He also led Symantec’s integration management function. Prior to joining Symantec, he was Senior Vice President, Corporate Development at Dell Technologies Capital from 2016 to 2018, and was responsible for global mergers and acquisitions and related activity for the family of companies that comprise Dell Technologies including Dell, Dell EMC, Pivotal, RSA, Secureworks, Virtustream and Boomi. Prior to Dell Technologies Capital, Matt was Senior Vice President, Corporate Development at EMC Corporation from 1999 to 2016. Mr. Olton started his career as an M&A attorney at Skadden, Arps, Slate, Meagher & Flom. From 2019 to October 2020, he was a director of Software Acquisition Group Inc. (NASDAQ: SAQN), a blank check company which in August 2020 announced that it had entered into a definitive agreement with respect to its initial business combination with CuriosityStream, a global streaming media service that provides factual content on demand, which is currently expected to close in the 4th quarter of 2020. He has a Bachelor of Arts from Wesleyan University, a J.D. from Boston University School of Law and an MBA from Northeastern University. He is well qualified to serve on our Board due to his extensive investment and management experience in the software industry.

Stephanie Davis, who has served as one of our Directors since September 2020, has since 2017 served as a Senior Client Partner at Korn Ferry where she leads the Private Equity/Technology practice in North America and is a member of the CEO & Board practices and the Global Technology Practice. She is an expert in executive talent and leadership and has spent over two decades working with Chief Executive Officers to build their leadership capabilities and teams. Ms. Davis works extensively with public and private company board of directors on succession and board recruitment. She is a frequent speaker on board governance and women in the boardroom. Since 2019, Ms. Davis has been a member of the board of directors of biopharmaceutical company, Athenex (NASDAQ:ATNX). Prior to joining Korn Ferry in 2017, Ms. Davis spent 17 years at Spencer Stuart where she was a member of the CEO & Board Practice. During her tenure, she co-founded the Business/ Technology Services practice, led the Software practice, and managed global private equity relationships. From 2019 to October 2020, she was a director of Software Acquisition Group Inc. (NASDAQ: SAQN), a blank check company which raised an aggregate of $149.5 million in its initial public offering in November 2019 and which consummated a business combination with CuriosityStream in October 2020. Ms. Davis has a Bachelor of Science in Engineering from Princeton University and an MBA from Harvard Business School. She is well qualified to serve on our Board due to her extensive consulting and private and public company board experience.

Steven Guggenheimer, who has served as one of our Directors since September 2020, has since 2018 served as Corporate Vice President of Microsoft Corporation (NASDAQ: MSFT) responsible for its artificial intelligence business as well as Microsoft’s engagement with its independent software vendor partners. In addition Mr Guggenheimer is a non-executive board member of HSBC Holdings plc (OTC:HBCYF) since May 2020, Forrit Technology Ltd., a private cloud technology company, since 2019, an advisor to Tensility Venture Partners, a seed stage venture capital firm, since 2017 as well as an advisor to the 5G Open Innovation Lab since May 2020. Over his 26 years at Microsoft, Mr. Guggenheimer has held leadership roles in strategically important areas including close to a decade helping to build Microsoft’s hardware and software ecosystem as the head of Developer Evangelism (DX) and the OEM division from 2008 to 2018. He has also worked on the product teams for Microsoft’s Application Platform, Windows, IE, MSN, SQL Server, Visual Studio and more. From 2019 to October 2020, he was a director of Software Acquisition Group Inc. (NASDAQ: SAQN), a blank check company which raised an aggregate of $149.5 million in its initial public offering in November 2019 and which consummated a business combination with CuriosityStream in October 2020. Mr. Guggenheimer received a Bachelor’s degree in Applied Physics from the University of California, Davis, and a Master’s Degree in Engineering Management from Stanford University. He is well qualified to serve on our Board due to his extensive operational and management experience in the software industry.

Peter H. Diamandis, MD, who has served as one of our Directors since September 2020, has been the Chief Executive Officer of PHD Ventures, Inc., which is his personal holding company for his writing, speaking, and consulting activities, since 1993. He is the Founder and Executive Chairman of the XPRIZE Foundation, a non-profit foundation which, since 1996, has designed and operated large-scale incentive competitions for the benefit of humanity. In 2014, Dr. Diamandis founded and served as Vice-Chairman of Human Longevity, Inc., an advanced health diagnostic company committed to delivering data driven health diagnostics; he resigned from the board of directors in 2018 and remains a shareholder. He is also the Executive Founder of Singularity University, a graduate-level Silicon Valley institution founded in 2008 that counsels the world’s leaders on exponentially growing technologies. He is the Vice Chairman and co-Founder of Celularity Inc., founded in 2017, a commercial-stage cell therapeutics company delivering allogenic cellular therapies engineered from the postpartum human placenta. Dr. Diamandis is also a founder and board member of Fountain Therapeutic Services Inc., which was formed in 2018 to increase lifespan and optimize healthspan by harnessing regenerative medicine technologies and integrating extensive wellness solutions. In March 2020 Dr. Diamandis co-Founded and is the Vice-Chairman of Covaxx, Inc., a pharmaceutical company that has developed a COVID-19 lgG antibody test and which has a vaccine candidate in clinical trials. As an entrepreneur, Dr. Diamandis has started over 20 companies in the areas of longevity, space, venture capital and education. Dr. Diamandis also co-founded BOLD Capital Partners, a venture fund investing in exponential technologies, in 2015, and is a New York Times Bestselling author. He earned degrees in Molecular Engineering and Aerospace Engineering from MIT and holds an M.D. from Harvard Medical School. From 2019 to October 2020, he was a director of Software Acquisition Group Inc. (NASDAQ: SAQN), a blank check company which raised an aggregate of $149.5 million in its initial public offering in November 2019 and which consummated a business combination with CuriosityStream in October 2020. He is well qualified to serve on our Board due to his extensive operational and management experience in the technology industry.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Olton and Diamandis, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Davis and Mr. Guggenheimer, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Huberman, Nikzad and Nikou, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Pursuant to an agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Ms. Davis and Messrs. Olton and Guggenheimer serve as members of our audit committee, and Mr. Olton chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Ms. Davis and Messrs. Olton and Guggenheimer meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Olton qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Ms. Davis and Mr. Diamandis serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Ms. Davis and Mr. Diamandis are independent and Ms. Davis will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Davis and Messrs. Olton, Guggenheimer and Diamandis. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter and our compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion ofour initial business combination or our liquidation, we will cease paying these monthly fee. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned(2)	% of Class
Software Acquisition Holdings II LLC(3)			4,312,500	100.0%
Jonathan Huberman(4)			4,312,500	100.0%
Mike Nikzad(4)			4,312,500	100.0%
Andrew K. Nikou(4)			4,312,500	100.0%
C. Matthew Olton(4)			—	—
Stephanie Davis(4)			—	—
Steven Guggenheimer(4)			—	—
Dr. Peter H. Diamandis(4)			—	—
All executive officers and directors as a group (7 individuals)			6,875,000	100%
BlueCrest Capital Management Limited(5)	950,000	5.5%
Mithaq Capital SPC(6)	3,021,759	17.5%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Software Acquisition Group Inc. II, 1980 Festival Plaza Drive, Ste. 300, Las Vegas, Nevada 89135.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Software Acquisition Holdings II LLC, our sponsor, is the record holder of such shares. Our sponsor is controlled by a board of managers which consists of Jonathan Huberman, our Chairman, Chief Executive Officer and Chief Financial Officer, Mike Nikzad, our Vice President of Acquisitions and a director, and Andrew Nikou, one of our directors. As such, they have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor.

(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	Based on a Schedule 13G filed on September 25, 2020. Represents shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC, a Delaware limited liability company (“BIP GP”), is the sole general partner. Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), is the sole investment manager to the Partnership. WAM GP LLC, a Delaware limited liability company (“WAM GP”), is the sole general partner of Weiss Asset Management. Andrew Weiss, a United States citizen (“Andrew Weiss”), is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The business address of each such persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(5)	According to the Schedule 13G filed on February 22, 2021 by Mithaq Capital SPC, Mithaq Capital SPC, Turki Saleh A. AlRajhi and Muhammad Asif Seemab have shares voting and dispositive power over 3,021,759 shares of common stock. The business address of Mithaq Capital SPC and the other beneficial owners is Mithaq Capital SPC, c/o Synergy, Anas Ibn Malik Road, Al Malqa, Riyadh 13521 Saudi Arabia.

The table above does not include the shares of common stock underlying the private placement warrants or forward purchase securities held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information on the Otonomo Business Combination, see “Item 1. Business”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In June 2020, our sponsor purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor has purchased an aggregate of 5,200,000 private placement warrants at a price of $1.00 per warrant $5,200,000 in the aggregate). As such, our sponsor’s interest in this transaction is valued at $5,200,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing September 14, 2020, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor has agreed to loan us up to $300,000 under a promissory note to be used for a portion of the expenses of our initial public offering. As of December 30, 2020, we repaid the note in full.

In addition, in order to finance transaction costs in connection with an intended initial business combination, such as the Otonomo Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, such as the Otonomo Business Combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

For more information about the Otonomo Business Combination, the Business Combination Agreement and the other contemplated agreements related to the Otonomo Business Combination, see “Item 1. Business”.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Davis and Messrs. Olton, Guggenheimer and Diamandis are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from June 16, 2020 (inception) through December 31, 2020 totaled $62,830. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from June 16, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from June 16, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from June 16, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

SOFTWARE ACQUISITION GROUP INC. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Software Acquisition Group Inc. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Software Acquisition Group Inc. II (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, TX

March 11, 2021

SOFTWARE ACQUISITION GROUP INC. II

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$1,003,468
Prepaid expenses	184,279
Total Current Assets	1,187,747
Marketable securities held in Trust Account	172,503,002
TOTAL ASSETS	$173,690,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities—accounts payable and accrued expenses	$232,918
Deferred underwriting fee payable	6,037,500
Total Liabilities	6,270,418

Commitments
Class A common stock subject to possible redemption 16,242,033 shares at redemption value	162,420,330

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,007,967 issued and outstanding (excluding 16,242,033 shares subject to possible redemption)	101
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	5,401,572
Accumulated deficit	(402,103)
Total Stockholders’ Equity	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,690,749

The accompanying notes are an integral part of the financial statements.

SOFTWARE ACQUISITION GROUP INC. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$405,128
Loss from operations	(405,128)

Other income:
Interest income—bank	23
Interest earned on marketable securities held in Trust Account	3,002
Other income, net	3,025
Provision for income taxes	—

Net loss	$(402,103)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	15,182,164
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Common stock	4,542,198
Basic and diluted net loss per share, Common stock	$(0.09)

The accompanying notes are an integral part of the financial statements.

SOFTWARE ACQUISITION GROUP INC. II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 16, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Sale of 17,250,000 Units, net of underwriting discounts	17,250,000	1,725	—	—	162,595,709	—	162,597,434

Sale of 5,200,000 Private Placement Warrants	—	—	—	—	5,200,000	—	5,200,000

Class A common stock subject to possible redemption	(16,242,033)	(1,624)	—	—	(162,418,706)	—	(162,420,330)

Net loss	—	—	—	—	—	(402,103)	(402,103)

Balance – December 31, 2020	1,007,967	$101	4,312,500	$431	$5,401,572	$(402,103)	$5,000,001

The accompanying notes are an integral part of the financial statements.

SOFTWARE ACQUISITION GROUP INC. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Net loss	$(402,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,002)
Changes in operating assets and liabilities:
Prepaid expenses	(184,279)
Accounts payable and accrued expenses	232,918
Net cash used in operating activities	(356,466)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placement Warrants	5,200,000
Proceeds from promissory note – related party	161,337
Repayment of promissory note – related party	(161,337)
Payment of offering costs	(415,066)
Net cash provided by financing activities	173,859,934

Net Change in Cash	1,003,468
Cash – Beginning of period	—
Cash – End of period	$1,003,468

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$162,819,870
Change in value of Class A common stock subject to possible redemption	$(399,540)
Deferred underwriting fee payable	$6,037,500

The accompanying notes are an integral part of the financial statements.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period June 16, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, Otonomo Technologies Ltd., a company organized under the laws of the State of Israel (“Otonomo”) (see Note 10).

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The enactment of the CARES Act did not have a material impact on the Company’s income tax accounts.

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 13,825,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

For the Period from June 16, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,002
Less: Income taxes and franchise fees	(3,002)
Net loss allocable to shares subject to possible redemption	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	15,182,1642
Basic and diluted net loss per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(402,103)
Net loss allocable to Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(402,103)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	4,542,198
Basic and diluted net loss per share	$(0.09)

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 14, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from June 16, 2020 (inception) through December 31, 2020, the Company incurred $35,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2020.

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 1,007,967 shares of Class A common stock issued and outstanding, excluding 16,242,033 shares of Class A common stock subject to possible redemption.

Class B Common Stock— The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 4,312,500 Class B common stock issued and outstanding.

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets is as follows:

December 31, 2020
Deferred tax assets
Net operating loss carryforward	$81,219
Total deferred tax assets	81,219
Valuation Allowance	(81,219)
Deferred tax assets, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(81,219)
State and Local
Current	—
Deferred	—
Change in valuation allowance	81,219
Income tax provision	$—

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As of December 31, 2020, the Company had $386,757 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from June 16, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $81,219.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Meals and entertainment	(0.8)%
Valuation allowance	(20.2)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$172,503,002

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as describe below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Otonomo and Butterbur Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Otonomo (“Merger Sub”).

Pursuant to the Business Combination Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger (the “Business Combination”). As a result of the Business Combination, and upon consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”) the Company will become a wholly owned subsidiary of Otonomo, with the securityholders of the Company becoming securityholders of Otonomo.

The following securities issuances will be made by Otonomo to the Company securityholders at the Effective Time and in each case assume the Stock Split (as defined in the Business Combination Agreement) has occurred: (i) each share of Class A common stock of the Company and each share of Class B common stock of the Company will be exchanged for one Otonomo Ordinary Share and (ii) each outstanding warrant of the Company will be assumed by Otonomo and will become a warrant of Otonomo (“Otonomo Warrant”) (with the number of Otonomo Ordinary Shares underlying Otonomo Warrant and the exercise price of such Otonomo Warrants subject to adjustment in accordance with the terms of the Business Combination Agreement).

The Transactions will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 14, 2020, by and between the Company and B. Riley Securities, Inc., incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
2.1	Business Combination Agreement, dated as of January 31, 2021, by and among the Company, Butterbur Merger Sub Inc. and Otonomo Technologies Ltd., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 with the SEC on August 21, 2020.
3.2	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
3.3	Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 with the SEC on August 21, 2020.
4.1	Warrant Agreement, dated September 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
4.2	Description of Securities*
10.1	Letter Agreement, dated September 14, 2020, by and among the Company, its officers, its directors and the Sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.2	Investment Management Trust Agreement, dated September 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.3	Registration Rights Agreement, dated September 14, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.4	Administrative Support Agreement, dated September 14, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.5	Warrant Subscription Agreement, dated September 14, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.6	Promissory Note, dated June 16, 2020, issued to the Sponsor, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 with the SEC on August 21, 2020.
10.7	Securities Subscription Agreement, dated June 16, 2020, between the Company and the Sponsor, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 with the SEC on August 21, 2020.
10.8	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Amended Registration Statement on Form S-1 with the SEC on August 21, 2020.
10.9	Confidentiality and Lockup Agreement, dated as of January 31, 2021, between the Company, Otonomo Technologies Ltd. and the other parties named therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
10.10	Registration Rights Agreement, dated as of January 31, 2021, by and among between Otonomo Technologies Ltd. and the investors named on the signature pages thereto, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
10.11	Sponsor Letter Agreement, dated January 31, 2021, by and among the Company, the Sponsor and Otonomo Technologies Ltd., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
10.12	Form of Support Agreement, dated as of January 31, 2021, between Otonomo Technologies Ltd., Software Acquisition Group Inc. II, and the securityholders of Otonomo Technologies Ltd. named on the signature pages thereto, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2021	Software Acquisition Group Inc. II

	By:	/s/ Jonathan S. Huberman
		Name:	Jonathan S. Huberman
		Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonathan S. Huberman	Chairman, Chief Executive Officer and Chief Financial Officer	March 16, 2021
Jonathan S. Huberman	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Mike Nikzad	Vice President of Acquisitions and Director	March 16, 2021
Mike Nikzad

/s/ Andrew K. Nikou	Director	March 16, 2021
Andrew K. Nikou

/s/ C. Matthew Olton	Director	March 16, 2021
C. Matthew Olton

/s/ Stephanie Davis	Director	March 16, 2021
Stephanie Davis

/s/ Steven Guggenheimer	Director	March 16, 2021
Steven Guggenheimer

/s/ Dr. Peter H. Diamandis	Director	March 16, 2021
Dr. Peter H. Diamandis