Form 10-K/A
period 2020-12-31
Software Acquisition Group Inc. II
filed 2021-05-25
CIK 1816048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of May 14, 2021, there were 17,250,000 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

i

EXPLANATORY NOTE

Software Acquisition Group Inc. II (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 16, 2021, or the Original Filing, to restate our financial statements for the period from June 16, 2020 (inception) through December 31, 2020. We are also restating the financial statements as of September 17, 2020 and as of and for the periods ended September 30, 2020 (together with the financial statements as of and for the period from June 16, 2020 (inception) through December 31, 2020, the “Affected Periods”) in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company's prior accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the audit committee of the Company’s board of directors, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the Affected Periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Report on Form 8-K,Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the Affected Periods.  The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

v

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the November 2019 Initial Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as the Explanatory Note and Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the restatement of our historical financial statements, we accounted for our warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as we determine based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 4,750,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to us of $4,750,000. Simultaneously with the exercise of the over-allotment option, we sold an additional 450,000 private placement warrants to our sponsor, generating gross proceeds to us of $450,000. The private placement warrants are identical to the warrants sold as part of the warrants in our initial public offering, except as otherwise disclosed in the registration statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

The Company expects to continue to incur significant costs in the pursuit of its acquisition plans. The Company cannot assure you that our plans to complete a Business Combination will be successful.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from June 16, 2020 (inception) through December 31, 2020, we had a net loss of $4,361,963, which consists of operating costs of $405,128, change in fair value of warrants of $2,264,000, transaction costs of $603,860, and fair value in excess of warrant purchase consideration as a result of the fair value of the Private Placement Warrants in excess the amount paid by the Sponsor of $1,092,000, which are offset by interest income on marketable securities held in the Trust Account of $3,002 and interest income from the operating bank account of $23.

For the period from June 16, 2020 (inception) through September 30, 2020, we had a net loss of $385,486, which consists of operating costs of $72,478, transaction costs of $603,860, and fair value in excess of warrant purchase consideration as a result of the fair value of the Private Placement Warrants in excess the amount paid by the Sponsor of $1,092,000, offset by interest income on marketable securities held in the Trust Account of $352 and a change in fair value of warrants of $2,264,000.

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

For the period from June 16, 2020 (inception) through December 31, 2020, cash used in operating activities was $356,466. Net loss of $4,361,963 was affected by interest earned on marketable securities held in the Trust Account of $3,002, change in fair value of warrants of $2,264,000, transaction costs of $603,860, and fair value in excess of warrant purchase consideration of $1,092,000, and changes in operating assets and liabilities, which provided $48,639 of cash from operating activities.

For the period from June 16, 2020 (inception) through September 30, 2020, cash used in operating activities was $273,508. Net loss of $385,486 was affected by interest earned on marketable securities held in the Trust Account of $352, a change in fair value of warrant liabilities of $1,382,500, transaction costs of $603,860, fair value in excess of warrant purchase consideration of $1,092,000, and changes in operating assets and liabilities, which used $201,030 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On April 23 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from June 16, 2020 (inception) through December 31, 2020; as of September 17, 2020; and as of and for the periods ended September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jonathan S. Huberman	55	Chairman, Chief Executive Officer and Chief Financial Officer
Mike Nikzad	56	Vice President of Acquisitions and Director
Andrew K. Nikou	44	Director
C. Matthew Olton	54	Director
Stephanie Davis	57	Director
Steven Guggenheimer	55	Director
Dr. Peter H. Diamandis	59	Director

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

Item 16.	Form 10-K/A Summary.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from June 16, 2020 (inception) through December 31, 2020 have been restated.

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

Costa Mesa, California

March 11, 2021 except for the effects of the restatement discussed in Note 2 as to which the date is May 25, 2021

SOFTWARE ACQUISITION GROUP INC. II

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$1,003,468
Prepaid expenses	184,279
Total Current Assets	1,187,747
Marketable securities held in Trust Account	172,503,002
TOTAL ASSETS	$173,690,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities—accounts payable and accrued expenses	$232,918
Total current liabilities	232,918
Warrant liability	18,819,750
Deferred underwriting fee payable	6,037,500
Total Liabilities	25,090,168

Commitments
Class A common stock subject to possible redemption 14,360,058 shares at redemption value	143,600,580

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,889,942 issued and outstanding (excluding 14,360,058 shares subject to possible redemption)	289
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	9,361,244
Accumulated deficit	(4,361,963)
Total Stockholders’ Equity	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,690,749

The accompanying notes are an integral part of the financial statements.

SOFTWARE ACQUISITION GROUP INC. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$405,128
Loss from operations	(405,128)

Other income (expenses):
Interest income—bank	23
Interest earned on marketable securities held in Trust Account	3,002
Change in fair value of warrant liability	(2,264,000)
Initial public offering costs allocated to warrant liability	(603,860)
Fair value in excess of warrant purchase consideration	(1,092,000)
Other expenses, net	(3,956,835)
Provision for income taxes	—

Net loss	$(4,361,963)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	14,609,255
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Common stock	5,349,259
Basic and diluted net loss per share, Common stock	$(0.82)

The accompanying notes are an integral part of the financial statements.

SOFTWARE ACQUISITION GROUP INC. II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 16, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Sale of 17,250,000 Units, net of underwriting discounts, offering costs and warrant liability	17,250,000	1,725	—	—	152,935,819	—	152,937,544

Class A common stock subject to possible redemption	(14,757,705)	(1,476)	—	—	(147,575,574)	—	(147,577,050)

Change in value of common stock subject to redemption	397,647	40	—	—	3,976,430	—	3,976,470

Net loss	—	—	—	—	—	(4,361,963)	(4,361,963)

Balance – December 31, 2020	2,889,942	$289	4,312,500	$431	$9,361,244	$(4,361,963)	$5,000,001

The accompanying notes are an integral part of the financial statements.

SOFTWARE ACQUISITION GROUP INC. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Net loss	$(4,361,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,002)
Change in fair value of warrant liability	2,264,000
Fair value in excess of warrant purchase consideration	1,092,000
Initial public offering costs allocated to warrant liability	603,860
Changes in operating assets and liabilities:
Prepaid expenses	(184,279)
Accounts payable and accrued expenses	232,918
Net cash used in operating activities	(356,466)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placement Warrants	5,200,000
Proceeds from promissory note – related party	161,337
Repayment of promissory note – related party	(161,337)
Payment of offering costs	(415,066)
Net cash provided by financing activities	173,859,934

Net Change in Cash	1,003,468
Cash – Beginning of period	—
Cash – End of period	$1,003,468

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$146,264,120
Change in value of Class A common stock subject to possible redemption	$(2,663,540)
Deferred underwriting fee payable	$6,037,500

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period June 16, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, Otonomo Technologies Ltd., a company organized under the laws of the State of Israel (“Otonomo”) (see Note 12).

The registration statement for the Company’s Initial Public Offering was declared effective on September 14, 2020. On September 17, 2020, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,750,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Software Acquisition Holdings II LLC (the “Sponsor”), generating gross proceeds of $4,750,000, which is described in Note 5.

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investment in trust.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of September 17, 2020 (audited)
Total Liabilities	$5,588,259	$14,672,500	$20,260,759
Class A Common Stock Subject to Possible Redemption	141,107,370	(14,672,500)	126,434,870
Class A Common Stock	89	147	236
Additional Paid-in Capital	5,002,044	1,527,582	6,529,626
Accumulated Deficit	(2,559)	(1,527,729)	(1,530,288)
Total Stockholders’ Equity	5,000,005	—	5,000,005

Number of Class A common shares subject to redemption	14,110,737	(1,467,250)	12,643,487

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$6,067,559	$15,173,250	$21,240,809
Class A Common Stock Subject to Possible Redemption	162,750,300	(15,173,250)	147,577,050
Class A Common Stock	97	152	249
Additional Paid-in Capital	5,071,606	313,208	5,384,814
Accumulated Deficit	(72,126)	(313,360)	(385,486)
Total Stockholders’ Equity	5,000,008	—	5,000,0008

Number of Class A common shares subject to redemption	16,275,030	(1,517,325)	14,757,705

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$6,270,418	$18,819,750	$25,090,168
Class A Common Stock Subject to Possible Redemption	162,420,330	(18,819,750)	143,600,580
Class A Common Stock	101	188	289
Additional Paid-in Capital	5,401,572	3,959,672	9,361,244
Accumulated Deficit	(402,103)	(3,959,860)	(4,361,963)
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of Class A common shares subject to redemption	16,242,033	(1,881,975)	14,360,058

Period from July 1, 2020 to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$1,382,500	$1,382,500
Initial public offering costs allocated to warrant liability	—	(603,860)	(603,860)
Fair value in excess of warrant purchase consideration	—	(1,092,000)	(1,092,000)
Net loss	(71,365)	(313,360)	(384,725)
Weighted average shares outstanding, Common stock subject to possible redemption	15,112,852	(1,554,169)	13,558,683
Basic and diluted net earnings per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding of Common stock	3,917,477	219,611	4,137,088
Basic and diluted net loss per share, Common stock	(0.02)	(0.07)	(0.09)

Period from June 16, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$1,382,500	$1,382,500
Initial public offering costs allocated to warrant liability	—	(603,860)	(603,860)
Fair value in excess of warrant purchase consideration	—	(1,092,000)	(1,092,000)
Net loss	(72,126)	$(313,360)	$(385,486)
Weighted average shares outstanding, Common stock subject to possible redemption	15,112,852	(1,554,169)	13,558,683
Weighted average shares outstanding of Common stock	3,895,358	190,605	4,085,963
Basic and diluted net loss per share, Common stock	(0.02)	(0.07)	(0.09)

Period from June 16, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(2,264,000)	$(2,264,000)
Initial public offering costs allocated to warrant liability	—	(603,860)	(603,860)
Fair value in excess of warrant purchase consideration	—	(1,092,000)	(1,092,000)
Net loss	(402,103)	(3,959,860)	(4,361,963)
Weighted average shares outstanding, Common stock subject to possible redemption	16,131,141	(1,521,886)	14,609,255
Weighted average shares outstanding of Common stock	4,542,198	807,061	5,349,259
Basic and diluted net loss per share, Common stock	(0.09)	(0.73)	(0.82)

Cash Flow Statement for the Period from June 16, 2020 (inception) to September 30, 2020 (audited)
Net loss	$(72,126)	$(313,360)	$(385,486)
Change in fair value of warrant liability	—	(1,382,500)	(1,382,500)
Initial public offering costs allocated to warrant liability	—	603,860	603,860
Fair value in excess of warrant purchase consideration		1,092,000	1,092,000
Initial classification of warrant liability	—	16,555,750	16,555,750
Initial classification of common stock subject to possible redemption	162,819,870	(16,555,750)	146,264,120
Change in value of common stock subject to possible redemption	(69,570)	1,382,500	1,312,930

Cash Flow Statement for the Period from June 16, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(402,103)	$(3,959,860)	$(4,361,963)
Change in fair value of warrant liability		2,264,000	2,264,000
Fair value in excess of warrant purchase consideration		1,092,000	1,092,000
Initial public offering costs allocated to warrant liability	—	603,860	603,860
Initial classification of warrant liability	—	16,555,750	16,555,750
Initial classification of common stock subject to possible redemption	162,819,870	(16,555,750)	146,264,120
Change in value of common stock subject to possible redemption	(399,540)	(2,264,000)	(2,663,540)

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and subject to re-measurement, and each balance sheet date thereafter until exercised. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 11.

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

For the Period from June 16, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,002
Less: Income taxes and franchise fees	(3,002)
Net loss allocable to shares subject to possible redemption	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	14,609,255
Basic and diluted net loss per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,361,963)
Net loss allocable to Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(4,361,963)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	5,349,259
Basic and diluted net loss per share	$(0.82)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). On September 24, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 2,250,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 2,889,942 shares of Class A common stock issued and outstanding, excluding 14,360,058 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Meals and entertainment	(0.1)%
Change in fair value of warrant liability	(10.9)%
Transaction costs – warrants	(2.9)%
Fair value in excess of warrant purchase consideration	(5.3)%
Valuation allowance	(1.8)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination.

NOTE 11. FAIR VALUE MEASUREMENTS

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$172,503,002

Liabilities:
Warrant Liability – Public Warrants	1	11,643,750
Warrant Liability – Private Placement	3	7,176,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price will be used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of June 16, 2020 (inception)	$—	$—	$—
Initial measurement including over-allotment	6,292,000	10,263,750	16,555,750
Change in valuation inputs or other assumptions	884,000	1,380,000	2,264,000
Fair value as of December 31, 2020	$7,176,000	$11,643,750	18,819,750

NOTE 12. SUBSEQUENT EVENTS

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

The Transactions will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 14, 2020, by and between the Company and B. Riley Securities, Inc., incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
2.1	Business Combination Agreement, dated as of January 31, 2021, by and among the Company, Butterbur Merger Sub Inc. and Otonomo Technologies Ltd., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 with the SEC on August 21, 2020.
3.2	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
3.3	Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 with the SEC on August 21, 2020.
4.1	Warrant Agreement, dated September 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
4.2	Description of Securities, incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2021.
10.1	Letter Agreement, dated September 14, 2020, by and among the Company, its officers, its directors and the Sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.2	Investment Management Trust Agreement, dated September 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.3	Registration Rights Agreement, dated September 14, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.4	Administrative Support Agreement, dated September 14, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.5	Warrant Subscription Agreement, dated September 14, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K with the SEC on September 17, 2020.
10.6	Promissory Note, dated June 16, 2020, issued to the Sponsor, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 with the SEC on August 21, 2020.
10.7	Securities Subscription Agreement, dated June 16, 2020, between the Company and the Sponsor, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 with the SEC on August 21, 2020.
10.8	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Amended Registration Statement on Form S-1 with the SEC on August 21, 2020.
10.9	Confidentiality and Lockup Agreement, dated as of January 31, 2021, between the Company, Otonomo Technologies Ltd. and the other parties named therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
10.10	Registration Rights Agreement, dated as of January 31, 2021, by and among between Otonomo Technologies Ltd. and the investors named on the signature pages thereto, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
10.11	Sponsor Letter Agreement, dated January 31, 2021, by and among the Company, the Sponsor and Otonomo Technologies Ltd., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021.
10.12	Form of Support Agreement, dated as of January 31, 2021, between Otonomo Technologies Ltd., Software Acquisition Group Inc. II, and the securityholders of Otonomo Technologies Ltd. named on the signature pages thereto, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on February 1, 2021
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2021	Software Acquisition Group Inc. II

	By:	/s/ Jonathan S. Huberman
		Name:	Jonathan S. Huberman
		Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonathan S. Huberman	Chairman, Chief Executive Officer and Chief Financial Officer	May 25, 2021
Jonathan S. Huberman	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Mike Nikzad	Vice President of Acquisitions and Director	May 25, 2021
Mike Nikzad

/s/ Andrew K. Nikou	Director	May 25, 2021
Andrew K. Nikou

/s/ C. Matthew Olton	Director	May 25, 2021
C. Matthew Olton

/s/ Stephanie Davis	Director	May 25, 2021
Stephanie Davis

/s/ Steven Guggenheimer	Director	May 25, 2021
Steven Guggenheimer

/s/ Dr. Peter H. Diamandis	Director	May 25, 2021
Dr. Peter H. Diamandis