Form 10-Q
period 2021-03-31
Software Acquisition Group Inc. II
filed 2021-05-25
CIK 1816048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021 there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SOFTWARE ACQUISITION GROUP INC. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTWARE ACQUISITION GROUP INC. II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$562,230	$1,003,468
Prepaid expenses	187,991	184,279
Total Current Assets	750,221	1,187,747

Marketable securities held in Trust Account	172,505,595	172,503,002
TOTAL ASSETS	$173,255,816	$173,690,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities—accounts payable and accrued expenses	241,200	232,918
Warrant liability	21,931,000	18,819,750
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	28,209,700	25,090,168

Commitments

Class A common stock subject to possible redemption, 14,004,157 and 14,360,058 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	140,046,112	143,600,580

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,245,843 and 2,889,942 shares issued and outstanding (excluding 14,004,157 and 14,360,058 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	325	289
Class B common stock, $0.00001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020	431	431
Additional paid-in capital	12,915,676	9,361,244
Accumulated deficit	(7,916,428)	(4,361,963)
Total Stockholders’ Equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,255,816	$173,690,749

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$445,831
Loss from operations	(445,831)

Other income (loss):
Interest income—bank	23
Interest earned on marketable securities held in Trust Account	2,593
Change in fair value of warrant liability	(3,111,250)
Other income (loss), net	(3,108,634)

Income (Loss) before benefit from(provision for) income taxes	(3,554,465)
Benefit from (Provision for) income taxes	—
Net income (loss)	$(3,554,465)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	14,360,058
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Common stock	7,202,442
Basic and diluted net loss per share, Common stock	$(0.49)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	2,889,942	$289	4,312,500	$431	$9,361,244	$(4,361,963)	$5,000,001

Change in value of common stock subject to possible redemption	355,901	36	—	—	3,554,432	—	3,554,468

Net income (loss)	—	—	—	—	—	(3,554,465)	(3,554,465)
Balance – March 31, 2021	3,245,843	$325	4,312,500	$431	$12,915,676	$(7,916,428)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(3,554,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	3,111,250
Interest earned on marketable securities held in Trust Account	(2,593)
Changes in operating assets and liabilities:
Prepaid expenses	(3,712)
Accounts payable and accrued expenses	8,282
Net cash provided by (used in) operating activities	(441,238)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	--

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	--

Net Change in Cash	(441,238)
Cash – Beginning of period	1,003,468
Cash – End of period	$562,230

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(3,554,468)
Deferred underwriting fee payable	$6,037,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period June 16, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, Otonomo Technologies Ltd., a company organized under the laws of the State of Israel (“Otonomo”) (see Note 10).

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

MARCH 31, 2021

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KA as filed with the SEC on May 25, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations (see Note 8).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,105
Less: Income taxes and franchise fees	(2,105)
Net loss allocable to shares subject to possible redemption	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	14,360,058
Basic and diluted net loss per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(3,554,465)
Net loss allocable to Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(3,554,465)
Denominator: Weighted Average Non-Redeemable Common Stock

Basic and diluted weighted average shares outstanding	7,202,442
Basic and diluted net loss per share	$(0.49)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	172,505,595	$172,503,002

Liabilities:
Warrant Liability – Public Warrants	1	13,455,000	11,643,750
Warrant Liability – Private Placement	3	8,476,000	7,176,000

At March 31, 2021, there were 8,625,000 Public Warrants outstanding and 5,200,000 Private Warrants outstanding.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. The Public Warrants were valued based upon the closing quoted price as of March 31, 2021.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$7,176,000	$11,643,750	$18,819,750
Change in valuation inputs or other assumptions	1,300,000	1,811,250	3,111,250
Fair value as of March 31, 2021	$8,476,000	$13,455,000	21,931,000

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

MARCH 31, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 14, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Business Combination Agreement

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,889,942 and 3,245,843 shares of Class A common stock issued and outstanding, excluding 14,004,157 and 14,360,058 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock— The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,312,500 Class B common stock issued and outstanding.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 8. WARRANTS

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from June 16, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $3,554,465, which consists of operating costs of $445,831 and change in fair value of warrant liability of $3,111,250 offset by interest income on marketable securities held in the Trust Account and other interest income of $2,616.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On September 17, 2020, we consummated the Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit. On September 24, 2020, the underwriters fully exercised their over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit, generating gross aggregate proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the sale of 5,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our stockholders, generating gross proceeds of $5,200,000.

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

For the three months ended March 31, 2021, cash used in operating activities was $441,238. Net loss of $3,554,465 was affected by interest earned on marketable securities held in the Trust Account of $2,593 and change in fair value of warrant liabilities of $3,111,250. Changes in operating assets and liabilities, provided $4,570 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $172,505,595. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $562,230 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheets.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Our warrants have been accounted for as equity within our balance sheet since our inception. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures contained a material weakness that arose from the above statement surrounding the previous accounting treatment of our warrants and were not considered effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-KA filed with the SEC on May 25, 2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

SOFTWARE ACQUISITION GROUP INC. II

Date: May 25, 2021	By:	/s/ Jonathan S. Huberman
	Name:	Jonathan S. Huberman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)