Form 10-Q
period 2021-06-30
Software Acquisition Group Inc. II
filed 2021-08-13
CIK 1816048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SOFTWARE ACQUISITION GROUP INC. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 (audited)	1

	Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from June 16, 2020 (inception) through June 30, 2020 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and for the period from June 16, 2020 (inception) through June 30, 2020 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from June 16, 2020 (inception) through June 30, 2020 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTWARE ACQUISITION GROUP INC. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$155,056	$1,003,468
Prepaid expenses	133,722	184,279
Total Current Assets	288,778	1,187,747

Marketable securities held in Trust Account	172,508,217	172,503,002
TOTAL ASSETS	$172,796,995	$173,690,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities—accounts payable and accrued expenses	171,720	232,918
Warrant liabilities	22,846,750	18,819,750
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	29,055,970	25,090,168

Commitments
Class A common stock subject to possible redemption, 13,873,441 and 14,360,058 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	138,741,019	143,600,580

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,376,559 and 3,245,843 shares issued and outstanding (excluding 13,873,441 and 14,360,058 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	338	289
Class B common stock, $0.00001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	14,220,756	9,361,244
Accumulated deficit	(9,221,519)	(4,361,963)
Total Stockholders’ Equity	5,000,006	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,796,995	$173,690,749

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from June 16, 2020 (Inception) through June 30,
	2021	2021	2020
Formation and operational costs	$391,976	$837,807	$761
Loss from operations	(391,976)	(837,807)	(761)

Other income (expense):
Interest income—bank	13	36	—
Interest earned on marketable securities held in Trust Account	2,622	5,215	—
Change in fair value of warrant liabilities	(915,750)	(4,027,000)	—
Other expense, net	(913,115)	(4,021,749)	—

Loss before income taxes	(1,305,091)	(4,859,556)	(761)
Net loss	$(1,305,091)	$(4,859,556)	$(761)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	13,873,441	14,181,124	—
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Common stock	7,689,059	7,381,376	3,750,000
Basic and diluted net loss per share, Common stock	$(0.17)	$(0.66)	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	2,889,942	$289	4,312,500	$431	$9,361,244	$(4,361,963)	$5,000,001

Change in value of common stock subject to possible redemption	355,901	36	—	—	3,554,432	—	3,554,468

Net loss	—	—	—	—	—	(3,554,465)	(3,554,465)

Balance – March 31, 2021	3,245,843	$325	4,312,500	$431	$12,915,676	$(7,916,428)	$5,000,004

Change in value of common stock subject to possible redemption	130,716	13	—	—	1,305,080	—	1,305,093

Net loss	—	—	—	—	—	(1,305,091)	(1,305,091)

Balance – June 30, 2021	3,376,559	$338	4,312,500	$431	$14,220,756	$(9,221,519)	$5,000,006

FOR THE PERIOD FROM JUNE 16, 2020 (INCEPTION) TO JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 16, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(761)	(761)

Balance – June 30, 2021	—	$—	4,312,500	$431	$24,569	$(761)	$24,239

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from June 16, 2020 (Inception) through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(4,859,556)	$(761)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	4,027,000	—
Interest earned on marketable securities held in Trust Account	(5,215)	—
Changes in operating assets and liabilities:
Prepaid expenses	50,557	—
Accounts payable and accrued expenses	(61,198)	761
Net cash used in operating activities	(848,412)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(848,412)	25,000
Cash – Beginning	1,003,468	—
Cash – Ending	$155,056	$25,000

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$32,500
Initial classification of Class A common stock subject to possible redemption	$143,600,580	$—
Change in value of Class A common stock subject to possible redemption	$(4,859,561)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period June 16, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, Otonomo Technologies Ltd., a company organized under the laws of the State of Israel (“Otonomo”) (see Note 10).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 25, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

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

Warrant Liabilities

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period From June 24, 2020 (inception) through June 30,
	2021	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,622	$5,215	$—
Less: Income taxes and franchise fees available to be withdrawn from the Trust Account	(2,622)	(5,215)	—
Net loss allocable to shares subject to possible redemption	$—	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	13,873,441	14,181,124	—
Basic and diluted net loss per share	$—	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,305,091)	$(4,859,556)	$(761)
Net loss allocable to Common stock subject to possible redemption	—	—	—
Non-Redeemable Net Loss	$(1,305,091)	$(4,859,556)	$(761)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	7,689,059	7,381,376	3,750,000
Basic and diluted net loss per share	$(0.17)	$(0.66)	$—

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$172,508,217	$172,503,002

Liabilities:
Warrant Liability – Public Warrants	1	14,058,750	11,643,750
Warrant Liability – Private Placement	3	8,788,000	7,176,000

At June 30, 2021, there were 8,625,000 Public Warrants outstanding and 5,200,000 Private Warrants outstanding.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. During the three and six months ended June 30, 2021 there were no transfers to/from Levels 1,2, and 3.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. The Public Warrants were valued based upon the closing quoted price as of June 30, 2021.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$7,176,000	$11,643,750	$18,819,750
Change in valuation inputs or other assumptions	1,612,000	2,415,000	4,027,000
Fair value as of June 30, 2021	$8,788,000	$14,058,750	22,846,750

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Promissory Note — Related Party

On June 16, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of September 17, 2020, there was $161,337 outstanding under the Promissory Note, which was subsequently repaid on September 22, 2020. Borrowings under the Promissory Note are no longer available.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 14, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, of which $60,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

JUNE 30, 2021

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 3,376,559 and 3,245,843 shares of Class A common stock issued and outstanding, excluding 13,873,441 and 14,360,058 shares of Class A common stock subject to possible redemption, respectively.

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 4,312,500 Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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

SOFTWARE ACQUISITION GROUP INC. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JUNE 30, 2021

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

On July 10, 2021, SWAG, Otonomo and Merger Sub entered into an amendment (the “Amendment”) to the Business Combination Agreement to extend the “Termination Date” under the Business Combination Agreement from July 31, 2021 to September 30, 2021.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from June 16, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,305,091, which consists of formation and operational costs of $391,976 and change in fair value of warrant liabilities of $915,750, offset by interest income on marketable securities held in the Trust Account of $2,622 and other interest income of $13.

For the six months ended June 30, 2021, we had a net loss of $4,859,556, which consists of formation and operational costs of $837,807 and change in fair value of warrant liabilities of $4,027,000, offset by interest income on marketable securities held in the Trust Account of $5,215 and other interest income of $36.

For the period from June 16, 2020 (inception) through June 30, 2020, we had a net loss of $761 which consists of formation and operational costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $848,412. Net loss of $4,859,556 was affected by interest earned on marketable securities held in the Trust Account of $5,215 and change in fair value of warrant liabilities of $4,027,000. Changes in operating assets and liabilities used $10,641 of cash from operating activities.

For the period from June 16, 2020 (inception) through June 30, 2020, cash used in operating activities was $0. Net loss of $761 was affected by changes in operating assets and liabilities of $761.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $172,508,217. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $155,056 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

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

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures contained a material weakness that arose from the above statement surrounding the previous accounting treatment of our warrants and were not considered effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on May 25, 2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment, dated July 10, 2021, to Business Combination Agreement, dated as of January 31, 2021, by and among Software Acquisition Group Inc. II, Butterbur Merger Sub Inc. and Otonomo Technologies Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Software Acquisition Group Inc. II (File No. 001-39514) filed on July 12, 2021)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTWARE ACQUISITION GROUP INC. II

Date: August 13, 2021	By:	/s/ Jonathan S. Huberman
	Name:	Jonathan S. Huberman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)